Form 10QSB
period 2001-03-31
BIRCH FINANCAIL INC
filed 2001-05-17
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 333-49736


                           BIRCH FINANCIAL, INC.
              (Name of Small Business Issuer in its Charter)


           NEVADA                                        91-2077659
           ------                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                            15722 Kadota Street
                         Sylmar, California  91342
                         -------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (800) 959-3701


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                 (2)  Yes       No X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              March 31, 2001

                                32,083,048
                                ----------

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.
-------------------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                            Birch Financial, Inc.
                 Consolidated Statement of Financial Conditions
                                (Unaudited)

                                  ASSETS

                                          12/31/00             3/31/01


Cash and Cash Equivalents                    106,122               102,005

Premium Financing Receivable               3,211,173             3,665,567

Lease Financing Receivable                    28,662                46,688

Premium Financing Cancellations Receivable   228,656               163,398

Organization Cost
(Net of Accumulated Amortization)             51,130                47,630

Prepaid Fees and Other Receivable             27,286                26,235

Total Assets                               3,653,029             4,051,523


                            LIABILITIES AND EQUITY

Bank Overdraft                               240,508               420,106

Unfunded Premium Financing Payable           532,454               616,561

Line of Credit Payable                     2,141,941             2,286,889

Accrued Interest Payable                       2,584                 2,584

Incentive Bonus Payable                       27,953                 7,000

Management Fees Payable                       24,000                 6,000

Income Tax Liabilities                         6,676                 9,143

Other Accrued Expenses and Payable            12,154                10,523

Total Liabilities                          2,988,270             3,358,806

Shareholders Equity
Common Stock                                 320,830               320,830

Additional Paid in Capital                   220,321               220,321

Retained Earnings                            123,608               151,566

Total Shareholder's Equity                   664,759               692,717

Total Liabilities and Equity               3,653,029             4,051,523




                            Birch Financial, Inc.
                       Consolidated Income Statement
                              (Unconsolidated)


                                                      Three Months Ending
                                                    3/31/00           3/31/01


Interest Income - Premium Financing Contracts       87,202            130,326

Financing Charge - Equipment Lease                       0              1,181

Interest Income - Bank Accounts                      2,300                750

Total Interest Income                               89,502            132,257

Interest Expenses                                   34,609             50,485

Net Interest Income                                 54,893             81,772

Provision for Loan Loss                              5,329              2,184

Net Interest Income After Provision for Loss        49,564             79,588

Late Charge Income                                  14,727             15,503

Other Income                                          (414)                 2

Total Income                                        63,877             95,093

Operating Expenses
Depreciation and Amortization                        3,274              3,500

License and Permit                                       0                125

Management Fee                                       6,000              6,000

Incentive Bonus                                      6,300              7,000

Office Expenses                                         20                  0

Professional Fees                                    5,500              9,600

Third Party Administration Fee                      21,991             27,449

Internet                                                 0                900

Telephone                                              146                138

Travel Expenses                                        301                180

Other Expenses                                         923                583

Total Operating Expenses                            44,455             55,475

Income Before Income Tax                            19,422             39,618

Provision for Income taxes                           6,020             11,660

NET INCOME                                          13,402             27,958





                            Birch Financial, Inc.
           Consolidated Statement of Changes In Stockholders Equity
                                 (Unaudited)


                            Common     Paid In   Retained          Total
                            Stock      Capital   Earning           Equity


Balance
As of December 31, 1999     320,830    220,321    44,238          585,389

2000 Operating Income                             79,370           79,370

Balance
As of December 31, 2000     320,830    220,321   123,608          664,759

3 Months Ending 3/31/01
Operating Income                                  27,958           27,958

                            320,830    220,321   151,566          692,717




                            Birch Financial, Inc.
                     Consolidated Statement of Cash Flow
                                 (Unaudited)

                                                    Three Months Ending
                                                 3/31/00         3/31/01


CASH FLOWS FROM OPERATIONS ACTIVITIES

Net Income                                         13,402           27,958

Reconciliation of Net Income to
Net Cash Used by Operating Activities:

Depreciation and Amortization                       3,274            3,500

Provision for Bed Debts                             5,329            2,184

Change in Cancellation Receivable                   2,398           65,258

Change in Bonus Payable
 and Management Fees Payable                      (29,375)         (38,953)

Change in Prepaid Fees and Other Receivable        (5,372)           1,051

Change in Unfunded Premium Financing             (382,269)          84,108

Change in Tax Liabilities                           6,020            2,467

Change in Accrued Expenses and Payable              7,855            2,092

Total Reconciliation                             (392,140)         121,707

Net Cash Provided (Used)
 by Operating Activities                         (378,738)         149,665

CASH FLOWS FROM INVESTMENT ACTIVITIES

Decrease (Increase)  in
Premium Financing and Lease Receivable           (314,425)        (478,328)

Organization Cost                                 (15,001)               0

Net Cash Provided (Used) by Investing Activities (329,426)        (478,328)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (Decrease) in Line of Credit Payable     689,837          144,948

Increase in Bank Overdraft                         93,624          179,598

Net Cash Provided (Used) by Financing Activities  783,461          324,546

Net Increase (Decrease) in Cash                    75,297           (4,117)

Cash at Beginning of Year                          82,515          106,122

Cash at End of Year                               157,812          102,005


                            Birch Financial, Inc.
               Notes to Consolidated Financial Statements
                              (Unaudited)

1    Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Birch Financial, Inc., a Nevada corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2, as amended, filed with Securities and Exchange Commission . The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation
-----------------

          Premium Finance Division.
          -------------------------

          During the quarterly period ended March 31, 2001, we received $130,326 in interest income from our LCIS premium financing contracts, and our premium financing receivable with LCIS was $3,665,567, net of unearned interest of approximately $96,000 and reserves for doubtful account of $3,000.

          In January, 2001, we entered into a Revolving Credit and Security Agreement (Insurance Premium Financing) with Ortiz Insurance Agency, Inc., of Tustin, California. Ortiz is a general agent with five agencies selling its products.

          By December, 2001, we plan to expand our premium finance activities with LCIS and Ortiz to $15 million. We base this projection on expected sales by LCIS of $30.2 million, with about half of that amount being liability and auto insurance. We expect to finance about 80% of these premiums, or approximately $12.1 million. In addition, Ortiz expects premiums of $3 million in 2001. We believe we will finance about 80% of this amount, or about $2.4 million. However, these figures are projections only, and we can not guarantee that we will be able to reach these levels of revenue.

          We are negotiating with other agencies to provide premium financing for associations that they represent. However, we can not assure you that we will be able to get these associations' business or that, if we do, we will be able to finance this level of gross premiums.

          We intend to renegotiate our line of credit with Safeco for all contract financing to be provided at the prime interest rate instead of an amount over the prime rate. If necessary, we should be able to increase the Safeco line of credit from $3.5 million to $5 million.

          Equipment Finance Division.
          ---------------------------

          We currently have over $46,000 in new loans or completed contracts. We have had discussions with equipment dealers in Southern California. These dealers sell about $10 million of equipment per year. One dealer alone wants us to help finance about four machines per month, which we estimate will total approximately $1,152,000 per year. In total, we hope to finance at least $5 million by December, 2001. However, we can not assure you that we will reach any specific dollar amount.

          We also intend to offer lines of credit to companies with "Class A" credit ratings. We hope that this will generate about $2 million in additional revenues, although we can not provide any guarantees in this regard.

         On April 23, 2001, which is subsequent to the period covered by this Report, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2, as amended. The Registration Statement provides for the offer and sale of up to 5,000,000 shares of our common stock at a price of $1.25, for aggregate gross proceeds of up to $6,250,000. We have not yet commenced the offer and sale of these securities, pending qualification in the State of California, where we anticipate making all or most of any such offers and sales.

         We believe that our equipment finance division will grow substantially through December 31, 2001. We plan to use the net proceeds of our registered offering, if any, for the operations of this division. We expect additional funds to become available as we sell bundled loans to banks and other financial institutions, retaining the servicing and loan fees.

         The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, Birch Financial's actual results may vary materially from those anticipated, estimated, projected or intended. Our operations are subject to numerous risks that may cause our actual results to differ materially from forward-looking statements. These risks include, without limitation, the Risk Factors set forth in our Registration Statement on Form SB-2, as amended, which may be accessed at the Securities and Exchange Commission's web site: www.sec.gov.

Results of Operations.
----------------------

          In the quarterly period ended March 31, 2001, we received total interest income of $131,076, of which $130,326 came from our insurance premium financing contracts and $750 came from interest on our bank accounts. Late charge income totaled $15,503. We also received $1,181 in financing charges from our equipment financing operations. We expect this figure to increase substantially in 2001 as our equipment financing operations grow. We paid interest expenses of $50,485 during the period and our total income was $95,093.

          Our principal operating expenses during the quarterly period ended March 31, 2001, were $27,449 paid to AIS; a $7,000 bonus paid to our President, Efraim Donitz; and $6,000 paid to Golden Oak and Oakwood. Total operating expenses were $55,475. Our income before income tax totaled $39,618. After provision for income taxes of $11,660, our net income during the period was $27,958.

          Many of our borrowers are involved in construction. That industry is sensitive to economic cycles and to bad weather, so either condition would likely have an effect on our revenues. However, because our borrowers' operations include maintenance work and other work that is not very sensitive to economic conditions, we believe that our operations are somewhat insulated from an economic downturn.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of March 31, 2001, were $4,051,523, as compared to total assets of $3,653,029 at March 31, 2000. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of March 31, 2001, our payable on the line of credit was $2,286,889. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               Registration Statement on Form SB-2, as amended.*

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIRCH FINANCIAL, INC.


Date: 5/14/01                         By: /s/ Efraim Donitz
     ---------                           -----------------------------------
                                         Efraim Donitz, CEO, President,
                                         Treasurer and Director


Date: 5/14/01                         By: /s/ Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, Vice President,
                                         Secretary and Director


Date: 5/14/01                         By: /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors

Date: 5/14/01                         By: /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 5/14/01                         By: /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 5/14/01                         By: /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director