Form 10QSB
period 2001-06-30
BIRCH FINANCAIL INC
filed 2001-08-13
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

(1)  Yes  X     No                 (2)  Yes  X    No
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

                              June 30, 2001

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

                      Birch Financial, Inc.
          Consolidated Statement of Financial Conditions
                           (Unaudited)
                              ASSETS

                                                       12/31/00      6/30/01
Cash and Cash Equivalents                               106,122       69,700
Premium Financing Receivable                          3,211,173    3,984,485
Lease Financing Receivable                               28,662      156,528
Premium Financing Cancellations Receivable              228,656      211,956
Organization Cost  (Net of Accumulated Amortization)     51,130       44,130
Prepaid Fees and Other Receivable                        27,286       19,154
                                                      ---------    ---------
Total Assets                                          3,653,029    4,485,953
                                                      =========    =========
                      LIABILITIES AND EQUITY

Bank Overdraft                                          240,508      670,900
Unfunded Premium Financing Payable                      532,454      408,307
Line of Credit Payable                                2,141,941    2,623,420
Accrued Interest Payable                                  2,584        2,584
Incentive Bonus Payable                                  27,953       17,000
Management Fees Payable                                  24,000       12,000
Income Tax Liabilities                                    6,676            0
Other Accrued Expenses and Payable                       12,154       26,510
                                                      ---------    ---------
Total Liabilities                                     2,988,270    3,760,721

Shareholders Equity
Common Stock                                            320,830      320,830
Additional Paid in Capital                              220,321      220,321
Retained Earnings                                       123,608      184,081
                                                      ---------
---------------
Total Shareholder's Equity                              664,759      725,232
                                                      ---------    ---------
 Total Liabilities and Equity                         3,653,029    4,485,953
                                                       ========    =========

                      Birch Financial, Inc.
                  Consolidated Income Statement
                         (Unconsolidated)
                                Three Months Ending      Six Months Ending
                                6/30/00     6/30/01      6/30/00   6/30/01
Interest Income - Premium
  Financing Contracts            91,854       136,065     179,057   266,391
Financing Charge - Equipment
  Lease                               0         2,979           0     4,160
Interest Income - Bank Accounts     800         1,578       3,100     2,328
                                -------      --------     -------   -------
Total Interest Income            92,654       140,622     182,157   272,879
Interest Expenses                44,224        36,804      78,833    87,289
                                -------      --------     -------   -------
Net Interest Income              48,430       103,818     103,324   185,590
Provision for Loan Loss          (9,316)        5,198      (3,988)    7,381
                                -------      --------     -------   -------
Net Interest Income After
Provision for Loss               57,746        98,620     107,312   178,209

Late Charge Income               12,014        20,170      26,741    35,670
                                -------      --------     -------   -------
Total Income                     69,760       118,790     134,053   213,879

Operating Expenses
Depreciation and Amortization     3,306         3,500       6,823     7,000
License and Permit                  725           565         725       690
Management Fee                    6,000         6,000      12,000    12,000
Incentive Bonus                   6,300        10,000      12,600    17,000
Professional Fees                 2,600         8,665       8,100    18,265
Third Party Administration Fee   23,905        29,436      45,895    56,885
Internet                              0           500           0     1,400
Printing                              0         8,514           6     8,514
Telephone                           122           204         269       342
Travel Expenses                     331           147         632       327
Other Expenses                      207         1,405       1,316     1,983
                                 ------       -------     -------  --------
Total Operating Expenses         43,496        68,936      88,366   124,406

Income Before Income Tax         26,264        49,854      45,687    89,473
Provision for Income taxes        6,020        17,340      12,040    29,000
                                 ------       -------     -------  --------
NET INCOME                       20,244        32,514      33,647    60,473
                                 ======       =======     =======  ========

                      Birch Financial, Inc.
     Consolidated Statement of Changes In Stockholders Equity
                           (Unaudited)

                           Common      Paid In     Retained     Total
                            Stock      Capital     Earning      Equity
Balance
As of December 31, 1999    320,830      220,321       44,238     585,389

2000 Operating Income                                 79,370      79,370
                       -------------------------------------------------
Balance
As of December 31, 2000    320,830      220,321      123,608     664,759

6 Months Ending 6/30/01
Operating Income                                                  60,473
60,473
                       -------------------------------------------------
                           320,830      220,321      184,081     725,232

                      Birch Financial, Inc.
               Consolidated Statement of Cash Flow
                           (Unaudited)
                                                      Six Months Ending
                                                       6/30/00  6/30/01
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income                                             33,647     60,472
Reconciliation of Net Income to
Net Cash Used by Operating Activities:
Depreciation and Amortization                           6,823      7,000
Provision for (Recovery from) Bed Debts               (3,988)      7,381
Change in Cancellation Receivable                      22,319     13,088
Change in Bonus and Management Fees Payable          (17,075)    (22,953)
Change in Prepaid Fees and Other Receivable            55,356     11,590
Change in Unfunded Premium Financing                (293,180)   (122,679)
Change in Tax Liabilities                            (13,263)    (10,134)
Change in Accrued Expenses and Payable                  1,324     16,501
                                               -------------------------
Total Reconciliation                                (241,684)   (100,206)
                                               -------------------------
Net Cash Provided (Used) by Operation Activities    (208,037)    (39,734)

CASH FLOWS FROM INVESTMENT ACTIVITIES

Decrease (Increase)  in
Premium Financing and Lease Receivable              (259,623)   (908,559)
Organization Cost                                    (55,547)          0
                                               -------------------------
Net Cash Provided (Used) by Investing Activities    (315,170)   (908,559)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (Decrease) in Line of Credit Payable         509,147    481,479
Increase in Bank Overdraft                             43,563    430,392
                                              --------------------------
Net Cash Provided (Used) by Financing Activities      552,710    911,871
                                              --------------------------
Net Increase (Decrease) in Cash                        29,503    (36,422)
Cash at Beginning of Year                              82,515    106,122
                                              --------------------------
Cash at End of Year                                   112,018     69,700
                                              ==========================

                      Birch Financial, Inc.
            Notes to Consolidated Financial Statements
                           (Unaudited)

1    Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements of Birch Financial, Inc., a Nevada corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2, as amended, filed with Securities and Exchange Commission . The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation
-----------------

          Premium Finance Division.
          -------------------------

          During the quarterly period ended June 30, 2001, we received $136,065 in interest income from our LCIS premium financing contracts, and our premium financing receivable with LCIS was $3,984,485.

          By December, 2001, we plan to expand our premium finance activities with Landscape Contractor Insurance, Inc. ("LCIS") and Ortiz Insurance Agency, Inc., to $15 million. We base this projection on expected sales by LCIS of $30.2 million, with about half of that amount being liability and auto insurance. We expect to finance about 80% of these premiums, or approximately $12.1 million. In addition, Ortiz expects premiums of $3 million in 2001. We believe we will finance about 80% of this amount, or about $2.4 million. However, these figures are projections only, and we can not guarantee that we will be able to reach these levels of revenue.

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

         On April 23, 2001, which is prior to the period covered by this Report, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2, as amended. The Registration Statement provides for the offer and sale of up to 5,000,000 shares of our common stock at a price of $1.25, for aggregate gross proceeds of up to $6,250,000. We anticipate making all or most of our offers and sales in the State of California. As of the date of this Report, we have sold 27,200 shares of our common stock, for gross proceeds of $27,200. We have allocated the net proceeds, after deduction of offering expenses, for equipment financing loans. The funds are currently in our equipment financing account.

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

Results of Operations.
----------------------

          In the quarterly period ended June 30, 2001, we received total interest income of $140,622, of which $136,065 came from our insurance premium financing contracts and $1,578 came from interest on our bank accounts.
During the quarterly period ended June 30, 2000, these amounts were $92,654; $91,854; and $800, respectively. Late charge income during the June 30, 2001, quarterly period totaled $20,170, as compared to $12,014 in the year-ago period. We also received $2,979 in financing charges from our equipment financing operations. During the year-ago period, this figure was $0. We expect this figure to increase substantially in 2001 as our equipment financing operations grow. We paid interest expenses of $36,804 during the quarterly period ended June 30, 2001, and our net income was $32,514. During the quarter ended June 30, 2001, interest expenses and net income were $44,224 and $20,244, respectively.

          Our principal operating expenses during the quarterly period ended June 30, 2001, were $29,436 paid to Automated Installment Systems for its administration services; a $10,000 bonus paid to our President, Efraim Donitz; and a $6,000 management fee paid to Golden Oak Cooperative Corporation and Oakwood Insurance Company.

          Total operating expenses in the June 30, 2001, quarter were $68,936, versus $43,496 in the quarter ended June 30, 2000. This increase stemmed principally from increases in professional and administrative fees and costs associated with the preparation of our registration statement. Our income before income tax totaled $49,854 and $26,264. After provision for income taxes of $17,340, our net income during the June 30, 2001, period was $32,514, as compared to $20,244 in the year-ago period.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of June 30, 2001, were $4,485,953, as compared to total assets of $3,653,029 at December 31, 2000. This increase was caused primarily from increases in our premium financing receivable from $3,211,173 to $3,984,485, and in our lease financing receivable from $28,662 to $156,528. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of June 30, 2001, our payable on the line of credit was $2,623,420. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

                                      BIRCH FINANCIAL, INC.


Date: 8/10/01                         By: /s/ Efraim Donitz
     ---------                           -----------------------------------
                                         Efraim Donitz, CEO, President,
                                         Treasurer and Director


Date: 8/10/01                         By: /s/ Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, Vice President,
                                         Secretary and Director


Date: 8/10/01                         By: /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors

Date: 8/10/01                         By: /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 8/10/01                         By: /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 8/10/01                         By: /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director