Form 10QSB
period 2001-09-30
BIRCH FINANCAIL INC
filed 2001-11-20
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                            September 30, 2001

                                32,116,048
                                ----------

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

               BIRCH FINANCIAL, INC. AND SUBSIDIARY
      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001

               BIRCH FINANCIAL, INC. AND SUBSIDIARY
      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             CONTENTS

             Unaudited Condensed Consolidated Balance Sheets,
               September 30, 2001 and December 31, 2000               2

             Unaudited Condensed Consolidated Income Statements,
               for the three and nine months ended
               September 30, 2001 and 2000                            3

             Unaudited Condensed Consolidated Statements of
               Cash Flows, for the nine months ended September
               30, 2001 and 2000                                    4-5

             Notes to Unaudited Condensed Consolidated Financial
               Statements                                          6-11

              BIRCH FINANCIAL, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                   September 30,  December 31,
                                                       2001           2000
CURRENT ASSETS:
Cash and Cash Equivalents                               142,088      106,122
Premium Financing Receivable, net                     4,488,788    3,211,173
Lease Financing Receivable                              241,714       28,662
Premium Financing Cancellations Receivable              167,078      228,656
Organization Costs, Net                                       -       51,130
Prepaid Fees and Other Receivable                        30,200       27,286
                                                      ---------    ---------
Total Assets                                          5,069,868    3,653,029
                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank Overdraft                                          342,675      240,508
Accounts Payable                                         11,224            -
Unfunded Premium Financing Payable                    1,276,583      532,454
Line of Credit Payable                                2,534,365    2,141,941
Accrued Interest Payable                                      -        2,584
Incentive Bonus Payable                                  17,000       27,953
Management Fees Payable                                  12,000       24,000
Income Tax Liabilities                                        -        6,676
Other Accrued Expenses and Payable                        8,335       12,154
Unearned Interest                                       104,198            -
                                                      ---------    ---------
Total Current Liabilities                             4,306,380    2,988,270
                                                      ---------    ---------
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 100,000,000 shares
 authorized, no shares issued and outstanding                 -            -
Common stock, $.01 par value, 63,000,000 shares
 authorized, 32,116,048 and 32,083,048 shares
 issued and outstanding, respectively                   321,160      320,830
Additional Paid in Capital                              252,991      220,321
Retained Earnings                                       189,337      123,608
                                                      ---------    ---------
Total Shareholder's Equity                              763,488      664,759
                                                      ---------    ---------
 Total Liabilities and Equity                         5,069,868    3,653,029
                                                      =========    =========

Note: The Balance Sheet of December 31, 2000, was taken from the audited consolidated financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               BIRCH FINANCIAL, INC. AND SUBSIDIARY
        UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENT

                                  For the Three             For the Nine
                                  Months Ended              Months Ended
                                  September 30,             September 30,
                                 2001         2000        2001        2000

FINANCING INCOME:
Premium Financing Contracts     $176,324      $142,762     $442,715  $321,819
Equipment Lease                   10,258         2,007       14,418     2,007
                                --------      --------     --------  --------
   Total Financing Income       $186,582      $144,769     $457,133  $323,826
                                --------      --------     --------  --------

FINANCING EXPENSE:
Premium Financing Contracts       25,693        40,617      112,982   119,450
Equipment Lease                    2,793             -        3,428         -
                                --------      --------     --------  --------
   Total Financing Expense        28,486        40,617      116,410   119,450
                                --------      --------     --------  --------

EXPENSES:
General and Administrative       145,961        19,103      241,413    76,740
                                --------      --------     --------  --------
   Total Expenses                145,961        19,103      241,413    76,740
                                --------      --------     --------  --------
INCOME FROM OPERATIONS            12,135        85,049       99,310   127,636

OTHER INCOME:
Interest income                    1,091           657        3,419     3,757
                                --------      --------     --------  --------
   Total Other Income              1,091           657        3,419     3,757
                                --------      --------     --------  --------
NET INCOME BEFORE TAXES           13,226        85,706      102,729   131,393

CURRENT TAX EXPENSE                8,000        34,960       37,000    47,000

DEFERRED TAX EXPENSE                   -             -            -         -
                                --------      --------     --------  --------
NET INCOME                      $  5,226      $ 50,746     $ 65,729  $ 84,393
                                ========      ========     ========  ========
NET INCOME PER COMMON SHARE     $    .00      $    .00     $    .00  $    .00
                                ========      ========     ========  ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               BIRCH FINANCIAL, INC. AND SUBSIDIARY
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         For the Nine
                                                         Months Ended
                                                         September 30,
                                                         2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                         $   65,729 $   84,393
Reconciliation of Net Income to Net Cash provided
(used) by Operating Activities:
Increase unearned interest                            104,198          -

Decrease in organizational costs                       51,130          -
(Increase) in prepaid fees and other receivables       (2,914)  (212,005)
Increase in accounts payable                           11,224     10,967
Increase in unfunded premium financing                749,672    367,217
(Decrease) accrued interest payable                    (2,584)         -
(Decrease) in bonus payable                           (27,953)   (17,675)
Increase (decrease) in management payable               5,000    (24,000)
Increase (Decrease) in tax liabilities                 (2,134)    47,000
(Decrease) in accrued expenses and payable             (8,360)   (10,971)
Increase in unearned interest                               -     84,208
                                                   ---------- ----------
  Net Cash Provided by Operating Activities           943,008    329,134
                                                   ---------- ----------

Cash Flows from Investing Activities
(Increase) in premium financing                    (1,277,615)  (850,434)
(Increase) lease receivable                          (213,052)    (6,201)
Decrease in premium cancellation receivable            61,577     22,371
                                                   ---------- ----------
  Net Cash (Used) by Investing Activities          (1,429,090)  (834,264)
                                                   ---------- ----------

Cash Flows From Financing Activities:
Increase in bank overdraft                            102,167    200,450
Increase in line of credit payable                    386,881    288,577
Proceeds from sale of common stock                     33,000          -
                                                    --------- ----------
  Net Cash Provided by Financing Activities           522,048    489,027
                                                    --------- ----------
Net Increase (Decrease) in Cash                        35,966    (16,103)

Cash at Beginning of the Year                         106,122     82,515
                                                    --------- ----------
Cash at End of the Year                             $ 142,088 $   66,412
                                                    ========= ==========

                           (Continued)

               BIRCH FINANCIAL, INC. AND SUBSIDIARY
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
                                                         For the Nine
                                                         Months Ended
                                                         September 30,
                                                         2001      2000
Supplemental Disclosures of Cash Flow Information:
  Cash Paid during the period for:
    Interest                                          $ 122,500 $ 121,457
    Income Taxes                                      $   6,676 $   28,458

Supplemental Disclosures of Non-Cash Investing and
Financing Activities:
  For the nine months ended September 30, 2001:
    None

  For the nine months ended September 30, 2000:
    None

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               BIRCH FINANCIAL, INC. AND SUBSIDIARY
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE - 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business and Basis of Presentation - Birch Financial, Inc. ("Parent") was incorporated in the state of Nevada on April 20, 1983 as Import Dynamics, Inc. In April 1985, the Company changed its name to Peak Performance Products, Inc. In May 1986, the Company changed its name to LumaLure manufacturing, Inc. In January 1990, the Company changed it name to Sairam Technologies, Ltd., In April 1991, the Company changed its name to Balanced Environmental Services Tech, Inc. in July 1993, the Company changed its name to United States Indemnity & Casualty, Inc. The Company ceased its operation in 1993 and had been inactive until December 1999.

  In December 1999, the Company's Board of Directors agreed to acquire 100% of the outstanding stock of Birch Financial, Inc., a Missouri corporation ("Birch Missouri"), in exchange for 31,553,948 shares of its common stock. The Company changed its name to Birch Financial, Inc.

  Birch Missouri was incorporated on February 25, 1999 in the state of Missouri. Immediately after its incorporation, Birch Missouri entered into an agreement to acquire 100% of the outstanding stock of Birch Financial, Inc., a California corporation ("Birch California"), in exchange for its own stock. Neither the Parent nor Birch Missouri has significant assets or business activities.

  Birch California was incorporated on June 13, 1994. It's primary business activity is in insurance premium financing. Birch California finances insurance premiums that are brokered by the majority shareholders of the Company. The majority of the premium finance contracts are for a term of nine months and are collateralized by insurance policies with a term of twelve months. The consolidated financial statements primarily reflect the financial position, the result of the operations and the cash flows of Birch California.

  In 2000, Birch California started providing equipment lease financing.

  Condensed Financial Statements - In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Birch Financial, Inc., a Nevada corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All normal, recurring adjustments considered necessary for a fair presentation have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2, as amended, filed with Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

  Consolidation - The consolidated financial statements include the accounts of the Parent and its two subsidiaries. All significant intercompany transactions between Parent, Birch Missouri, and Birch California have been eliminated in consolidation.

                   BIRCH FINANCIAL, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Use of Estimates - In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported value of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, which consist of cash and cash equivalents, premium financing receivable, leasing payments receivable, bank line payable, and accounts payable approximate their fair values.

  The Company's premium financing receivable is stated at total receivable of the outstanding premium finance contracts, less unearned interest and allowance for uncollectible accounts. The lease contract receivable is stated at total payments of the outstanding lease agreements, less unearned financing charge.

  Interest  Income:  Interest  income  on  premium  financing  contracts   is
  computed based on the method stipulated in the contracts, which in all cases is the "Rule of 78's" method. The difference between the Rule of 78's method of interest recognition and the leveled yield method required by generally accepted accounting principles for the period covered by these financial statements has been determined to be immaterial.

  Interest income on equipment lease financing is computed based on the leveled yield method.

  Property and equipment - Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the expected useful lives.

  Proposed Public Stock Offering - The Company is in the process of making a public offering of 5,000,000 shares of its previously authorized but unissued common stock. This offering is registered with the Securities and Exchange Commission on Form SB-2. An offering price of $1.25 per share has been arbitrarily determined by the Company. The Company will pay a 10% commission if brokers are used in the offering, otherwise the offering will be managed by the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering estimated to be approximately $60,000. As of September 30, 2001, the Company has sold 33,000 shares.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Earnings Per Share - The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive. [See Note 9]

                   BIRCH FINANCIAL, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - FINANCING RECEIVABLE

  Premium financing - The Company provides insurance premium financing loans for the insured of only two agents, Landscape Contractor Insurance, Inc. and Ortiz Insurance Agency. The loans are generally for a period not to exceed nine months. Should the borrower not make payments as agreed, the Company assesses late charges. As of September 30, 2001, the premium financing balances were:

         Premium financing receivable                 $   4,490,358
         Late fee reserve                                    (1,570)
                                                      _____________
            Total premium financing receivable        $   4,488,788

  Should the borrower not make payments as agreed for a period of 60 days, The Company may cancel the insurance policy and requests a refund of premiums paid to the two agents. The Company reclassifies the loan from premium financing receivable to premium financing cancellation receivable. The Company establishes an allowance for the loan after the loan is in default for a period of 180 days. At September 30, 2001, the balance is:
  [See Note 6]

         Premium financing cancellation receivable     $    189,298
         Allowance for uncollectible receivables            (22,219)
                                                       ____________
           Total premium financing cancellation
             receivable                                $    167,078

  Lease financing receivable - The Company offers equipment financing services to the members of the "green industry" in California, Nevada, and Arizona. As of September 30, 2001 the Company had receivables of $241,714.

NOTE 3 - UNFUNDED PREMIUM FINANCING

  The Company provides premium financing and establishes a receivable for the entire amount to be financed. The Company pays the minimum required payment to the insurance agent through an advance on the line of credit and establishes a liability for the difference. The balance owed on the insurance premium is paid timely by the Company as required. The difference between the premium receivable and the line of credit is the unfunded premium financing. At September 30, 2001, the balance of the unfunded premium financing was $1,276,583. [See Note 6]

                   BIRCH FINANCIAL, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LINE OF CREDIT

  The Company has a $3,500,000 line of credit facility with a financial institution for its normal operating needs. Borrowing under this line is due on demand and is collateralized by the Company's premium financing receivable. As of September 30, 2001 and December 31, 2000 the balance of its borrowing under the line was $2,364,584 and $2,141,941, respectively. [See Note 7]

  Line of credit - The Company has a $1,000,000 line of credit facility with a financial institution for its normal operating needs. Borrowing under this line is due on demand and is collateralized by the Company's premium financing receivable. As of September 30, 2001 and December 31, 2000 the balance of its borrowing under the line was $5,543 and $1,468, respectively.

  The Company has secured a $250,000 line of credit from a related party to fund loans related to its equipment leasing operations. At September 30, 2001, the balance on this line of credit was $164,238. [See Notes 6 and 7]

NOTE 5 - CAPITAL STOCK

  Reverse stock split - On December 14, 1999 the Company authorized a 1,000-to-1 reverse stock split. On the same day the Company authorized a 100-to-1 forward stock split.

  Stock cancellation - In December 1999, the Company authorized the cancellation of 3,700,000 shares of its common stock before its approval of issuing 31,553,948 shares of its common stock for the outstanding stock of Birch Missouri.

  Preferred stock - The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $.001. At September 30, 2001, no shares of preferred stock were issued and outstanding.

  Common stock - The Company is authorized to issue 63,000,000 shares of common stock with a par value of $.01. At September 30, 2001, there were 32,116,048 shares of common stock issued and outstanding.

  Stock issuances - In August 2001, the Company issued 33,000 shares for $33,000, or $1.00 per share.

NOTE 6 - RELATED PARTY TRANSACTION

  The Company obtains its premium financing businesses largely from an entity related through common control. At September 30, 2001 and December 31, 2000, the company had an unfunded premium financing payable due to this related party of $1,276,583 and $532,454, respectively.

  The Company had a premium financing cancellation receivable due from the same related party of $167,078 and $228,656 as of September 30, 2001 and December 31, 2000, respectively. The cancellation receivable is a result of the early termination of insurance policies for which the premium had been paid in full.

  The Company is obligated to pay an incentive bonus to a company controlled by its executive officer. The bonus is calculated based on the Company's net income before tax and certain expenses. The bonus is payable annually following the year when it is earned. At September 30, 2001 and December 31, 2000, the Company had accrued $17,000 and $26,953 for the incentive bonus to that company.

                   BIRCH FINANCIAL, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTION (continued)

  The Company has secured a line of credit from a related party to fund loans related to its equipment leasing operations. The balance on this line of credit at September 30, 2001, was $164,238.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

  Incentive bonus - The Company is obligated to pay an incentive bonus to a company controlled by its executive officer. The bonus is calculated based on the Company's net income before tax and certain expenses. The bonus is payable annually following the year when it is earned. At September 30, 2001 and December 31, 2000, the Company had accrued $17,000 and $27,953 for the incentive bonus to that company.

  Line of credit - The Company has a $3,500,000 line of credit facility with a financial institution for its normal operating needs. Borrowing under this line is due on demand and is collateralized by the Company's premium financing receivable. As of September 30, 2001 and December 31, 2000 the balance of its borrowing under the line was $2,364,584 and $2,141,941, respectively. [See Note 4]

  The Company has a $1,000,000 line of credit facility with a financial institution for its normal operating needs. Borrowing under this line is due on demand and is collateralized by the Company's premium financing receivable. As of September 30, 2001 and December 31, 2000, the balance of its borrowing under the line was $5,543 and $1,468, respectively.

  The Company has secured a $250,000 line of credit from a related party to fund loans related to its equipment leasing operations. At September 30, 2001, the balance on this line of credit was $164,238.

  Consulting agreement - In 1995, the Company entered into an agreement for consulting services related to the accounting and record keeping functions of the business. The term of the agreement was for a renewable one year period. The agreement may be cancelled with a written 90 day notice. The agreement has been renewed every year and the Company anticipates continuing to renew the agreement annually .

NOTE 8 - CONCENTRATIONS

  Revenue - The Company provides insurance premium financing loans for the insured of only two agents, Landscape Contractor Insurance, Inc. (LCII), a company related through common control, and Ortiz Insurance Agency. The Company expects that LCII will provide approximately 80% of revenue, while Ortiz will provide 20% of revenue during 2001. The loss or reduction of either of these two revenue sources would force the Company to originate other types of loans or make other investments, and may seriously diminish the Company's revenue and profitability.

  Line of Credit - The Company currently has a $3,500,000 line of credit from Safeco Credit Company, Inc. (a Washington corporation). The credit line is subject to annual renewal. Should the Company not renew or be forced to find another credit source, the Company's ability to fund loans and to meet operating expenses could be diminished.

                   BIRCH FINANCIAL, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for:

                                     For the Three        For the Nine
                                     Months Ended         Months Ended
                                     September 30,        September 30,
                                ______________________ _____________________
                                     2001      2000       2001      2000
                                ___________ __________ __________ __________
   Net income available to
     common shareholders        $     5,226 $   50,746 $   65,729 $   84,393
     (numerator)                ___________ __________ __________ __________

   Weighted average number of
     common shares outstanding
     used in earnings (loss) per
     share during the period     32,099,729 32,083,048 32,088,608 32,083,048
     (denominator)               __________ __________ __________ __________

  At September 30, 2001, there were no dilutive potential shares.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation
-----------------

          Premium Finance Division.
          -------------------------

          During the quarterly period ended September 30, 2001, we received $176,324 in interest income from our LCIS premium financing contracts, and our net premium financing receivable with LCIS was $4,488,788.

          By December, 2001, we plan to expand our premium finance activities with Landscape Contractor Insurance, Inc. ("LCIS") and Ortiz Insurance Agency, Inc., to $15 million. We base this projection on expected sales by LCIS of $30.2 million, with about half of that amount being liability and auto insurance. We expect to finance about 80% of these premiums, or approximately $12.1 million. Ortiz has not been writing business since Reliance Insurance went out of business. We expect that Ortiz will resume the beginning of 2002 with a new carrier. However, figures these are projections only, and we can not guarantee that we will be able to reach these levels of revenue.

          We are negotiating with other agencies to provide premium financing for associations that they represent. However, we can not assure you that we will be able to get these associations' business or that, if we do, we will be able to finance this level of gross premiums.

          We renegotiated our line of credit with Safeco for all contract financing to be provided at the prime interest rate, with a floor of 7.5%. We increased the Safeco line of credit to $5 million.

          Equipment Finance Division.
          ---------------------------

          At September 30, 2001, we had $241,714 in lease financing receivables. We have had discussions with equipment dealers in Southern California. These dealers sell about $10 million of equipment per year. One dealer alone wants us to help finance about four machines per month, which we estimate will total approximately $1,152,000 per year, beginning in 2002. In total, we hope to finance at least $300,000 by December, 2001. However, we can not assure you that we will reach any specific dollar amount.

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

Results of Operations.
----------------------

          In the quarterly period ended September 30, 2001, we received total financial income of $186,582, of which $176,324 came from our insurance premium financing contracts and $10,258 came from equipment leases. During the quarterly period ended September 30, 2000, these amounts were $144,769; $142,762; and $2,007, respectively.

          Financing expenses during the quarterly periods ended September 30, 2001, and September 30, 2000, were $28,486 and $40,617, respectively. General and administrative expenses increased to $145,961 during the September 30, 2001 quarter, from $19,103 in the year-ago period.

          Our net income before income tax totaled $13,226 in the quarterly period ended September 30, 2001, as compared to $85,706 in the September 30, 2000, quarter. After provision for income taxes of $8,000 and $34,960, our net income during the September 30, 2001, and 2000, periods was $5,226, and $50,746, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of September 30, 2001, were $5,069,868, as compared to total assets of $3,653,029 at December 31, 2000. This increase was caused primarily from increases in our premium financing receivable from $3,211,173 to $4,488,788, and in our lease financing receivable from $28,662 to $241,714. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of September 30, 2001, our payable on the line of credit was $2,534,365. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

                                      BIRCH FINANCIAL, INC.


Date: 11-19-01                        By: /s/ Efraim Donitz
     ---------                           -----------------------------------
                                         Efraim Donitz, CEO, President,
                                         Treasurer and Director


Date: 11-19-01                        By: /s/ Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, Vice President,
                                         Secretary and Director


Date: 11-19-01                        By: /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors

Date: 11-19-01                        By: /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 11-19-01                        By: /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 11-19-01                        By: /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director