Form 10KSB
period 2001-12-31
BIRCH FINANCAIL INC
filed 2002-03-15
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 333-49736
                                            ---------

                              BIRCH FINANCIAL, INC.
                              ---------------------
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


                                     N/A
                                     ---
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   None

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 2001 -
$616,424.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 11, 2002 - $46,865.48. There are approximately 4,686,548 shares of common voting stock of the Company held by non-affiliates. There is no "established" public market for the Company's securities, so these shares have been arbitrarily valued at par value of $0.01 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               March 11, 2002

                                 32,116,548

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Birch Financial was incorporated in the State of Nevada on April 20, 1983, as "Import Dynamics, Inc."

          Over the next 10 years, we filed several Articles of Amendment, by which we changed our name and our capitalization several times.

          On July 23, 1993, we filed Articles of Amendment changing our name to "United States Indemnity & Casualty, Inc.," and changing our capitalization to 50,000,000 shares of common stock with a par value of $0.01 per share.

          We ceased business operations in 1993 and were inactive until December, 1999. On December 15, 1999, we effected a reverse split of our common stock on the basis of 1,000 for one. Two days later, we completed a forward split on a basis of 100 for one.

          We entered into an Agreement and Plan of Reorganization with Birch Financial, Inc., a Missouri corporation, and all of the Birch Missouri stockholders, on December 27, 1999. Under the Agreement, the Birch Missouri stockholders transferred to us all of the outstanding securities of Birch Missouri in exchange for 31,553,948 shares of our common stock. After the reorganization, Birch Missouri became our wholly-owned subsidiary.

          In connection with the reorganization, we changed our accounting year from September 30 to December 31.

          On January 20, 2000, we filed a Certificate of Amendment changing our name to "Birch Financial, Inc." and changing our capitalization to 63,000,000 shares of common stock with a par value of $0.01 per share.

          During the calendar year ended December 31, 2000, we filed with the Securities and Exchange Commission a Registration Statement on Form SB-2, by which we proposed to offer and sell up to 5,000,000 shares of our common stock at a price of $1.25 per share, for aggregate gross proceeds of up to $6,250,000. On April 23, 2001, the Securities and Exchange Commission declared the Registration Statement effective. As of the date of this Report, we have sold only 33,000 shares of our common stock, for gross proceeds of $33,000. We have allocated the net proceeds, after deduction of offering expenses, for equipment financing loans. The funds have been used to fund loans.

          Due to the relative lack of success of our public offering, we will not make any further offers thereunder until we have obtained an underwriter to assist us and have filed a post-effective amendment to our Registration Statement which materially updates the disclosures made therein. We can not assure you that we will be able to retain any underwriter on favorable terms.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Insurance Premium Financing.
----------------------------

          Neither Birch Financial nor Birch Missouri has significant assets or operations. Substantially all of our assets and operations are those of Birch Financial, Inc., a California corporation, which is a wholly-owned subsidiary of Birch Missouri. Through Birch California, we are engaged in the business of insurance premium finance for landscapers, nurseries, golf courses and other members of the "green industry."

          We offer insurance premium financing services for two insurance agents: Landscape Contractor Insurance, Inc. and Ortiz Insurance Agency, Inc. LCIS is wholly owned by Golden Oak Cooperative Corporation, which also owns approximately 34% of our outstanding shares.

          As of December 31, 2001, our premium financing receivables totaled $4,168,618, net of unearned interest of $95,809 and reserves for a doubtful account of $21,595, as compared to total receivables of $3,211,173 at December 31, 2000, net of unearned interest of $81,223 and reserves for a doubtful account of $1,052 at that date.

          Our loans are relatively short term, generally with maturities of approximately nine months. Down payments on our loans are generally 20 percent. Interest rates are tied to the prime lending rate and vary based on the size of the loan. We also give a preferential interest rate to members of the green industry. If a borrower becomes 20 days late on its loan, we send a notice advising the borrower that its coverage may be terminated. Total insurance policy cancellations are approximately $100,000 per year.

          Our insurance premium financing loans are secured by the unearned premiums on the insureds' insurance policies. Financed commercial insurance policies typically require that the insured pay the full premium at or near the beginning of the policy period. The insurance company generally earns the full premium over the course of the policy period. If the insured cancels the policy before the end of the policy period, it is usually entitled to a repayment of the unearned portion of the policy payment as of the date of the cancellation.

          Depending on the type of insurance coverage, and the terms of the policy in question, the amount of unearned premium available upon cancellation of a policy will vary. Relevant factors include:

               the applicable method for measuring unearned premium; for example, whether it is prorated over the policy period or whether more premium is earned at the beginning of the period;

               the amount of the policy period that has lapsed at the time of cancellation;

               the loss experience under the policy before the cancellation; and variations in the scope of the risks covered after the beginning of the policy period.

          In certain cases, the insurance company may earn all or part of the premium at the inception of the policy. In either case, less of the unearned premium would be available for return.

          Because of the relatively short duration of insurance premium financing loans, most loans are not prepaid. However, the loan terms and regulations do not prohibit prepayments or provide for penalties if a borrower prepays its loan.

Equipment Financing.
--------------------

          During the quarterly period ended June 30, 2000, we began offering equipment financing services to members of the green industry under the name "Birch Financial Equipment Financing." As of December 31, 2001, we had equipment financing receivables of $236,293.

          Our equipment financing operations focus on equipment financing, including truck and trailer equipment, lawnmowers, tractors and other construction equipment. We may also finance office equipment machines, including copying, data processing, communication, printing and manufacturing equipment. Our contracts will be made exclusively with business users. Initial terms for truck and trailer equipment typically will range from 24 months to 60 months. We currently have 13 outstanding contracts, with total outstanding balances of $266,000 at December 31, 2001.

          We maintain written credit policies that we believe are prudent and customary within the equipment finance industry. These policies form the basis for our standardized forms and approval processes. On occasion, we will make exceptions to our written credit policy for borrowers with whom we have had past positive experience. In general, our credit policies encourage the financing of income-generating equipment. Within these guidelines, there are few specific equipment or industry prohibitions.

          Under our current underwriting guidelines, each loan is originated after a review of the following criteria:

               the applicant's ability to repay the loan;

               the adequacy of the cash flow from the borrower's operations;
               and

               the real and tangible personal property that serve as collateral for the loan.

          All equipment is insured, with Birch Financial named as a beneficiary.

          Birch Financial has created an underwriting model, which incorporates historical operating results of the borrower and compares them to industry statistics. The model helps outline the loan proposal to fit the approval guidelines. Loan officers input data provided by potential borrowers into the underwriting model, and determine whether or not a loan would qualify under our underwriting guidelines before submission to the credit group. This pre-screening process allows for documentation once a loan is accepted for underwriting. Our loan originations, or issuances, will typically range in size from $1,000 to $75,000 for each truck, equipment and trailer loan. We anticipate that most borrowers will be multiple unit operators.

          We anticipate that we will act as a senior secured asset-based lender. This means that our claims on the financed equipment will have priority over the claims of other creditors. Our initial lending activities will be in the southwestern United States. Our office is located in Sylmar, California. We will provide asset-based lending to small to medium-sized businesses with annual revenues ranging from approximately $50,000 to $5 million.

          Our loans will be categorized based on the type of collateral securing the loan. We will make revolving loans primarily secured by accounts receivable and secondarily by inventory. We also will make term loans secured by real property, equipment or other fixed assets. We also may periodically enter into participations with other commercial finance companies. Participations are loans that are made by more than one lender and serviced by one of the participants. Our loans typically will have maturities of six months to five years. We believe that this will provide borrowers with greater flexibility to manage their borrowing needs. These loans have an automatic renewal for a one-year period at the end of the contract term unless terminated by either party. Termination usually requires 60 days' written notice before the end of the term. Equipment loans are term loans typically with two to five-year amortization periods, but are due and payable upon termination of the master loan and security agreement. An amortization period is the period of time over which the debt is paid. We are currently issuing adjustable loans for preferred customers.

          Before a credit line proposal letter is issued and a line of credit is established, our policy requires a review of the prospective client, its principals, business and customer base, including a review of financial statements and other financial records, legal documentation, samples of invoices and related documentation, operational matters, and accounts receivable and payable. In addition, Birch Financial confirms certain matters relating to the prospective client's business and the collectability of the client's commercial receivables and other potential collateral by conducting public record searches for liens, conducting credit reviews of the prospective client and its principals, contracting major customers and suppliers to identify potential problems, and conducting an on-site audit of the prospective client's invoice, bookkeeping and collection procedures to verify that they are properly conducted and operationally compatible with our operations.

          After the preliminary review and due diligence, we will:

               require the prospective borrower to provide a deposit for fees;

               order appraisals if lending against inventory, equipment or real estate; and

               schedule an audit.

          Our internal auditing staff conducts an audit generally consisting of a due diligence review of the prospective borrower's accounting and financial records, including a statistical review of accounts receivable and charge-off history. Our internal auditors then submit their audit reports and work papers to our credit committee for review before we extend credit. In making a decision to approve a credit line, Birch Financial establishes credit limits under the revolving credit line and analyzes the prospective client's customer base to ensure compliance with our policies generally limiting our overall exposure to account debtors, especially with respect to privately held or non-investment grade borrowers. When deemed necessary for credit approval, we may obtain guarantees or other types of security from a client or its affiliates and may also obtain subordination and intercreditor agreements from the borrower's other lenders. Under a subordination agreement, one creditor will agree to make its claims to an asset junior to those of another creditor. Although our underwriting guidelines and policies provide that, prior to each loan funding, the account executive assigned to the borrower:

               obtain the original of a copy of the invoice to be sent to the borrower and the purchase order, if we require one, related to the invoice;

               confirm the validity and accuracy of a representative sampling of invoices; and

               mail a letter, on the borrower's letterhead, to the new borrower's customer which introduces Birch Financial and requests the payment be made directly to us.

          An assigned Birch Financial account executive will monitor each borrower's credit, collateral and advances. Account executives will be required to meet with each of their assigned borrowers at least quarterly to monitor the borrower's business, physically inspect the borrower's facilities and equipment, and discuss any potential problem the borrower may be experiencing. We will monitor borrowers' accounts receivable using three forms. The first form is an accounts receivable aging analysis report, which is a report that examines the age of unpaid charges. These reports are prepared monthly by the loan processor and reviewed by the account executive, and which includes, among other things, details about account concentrations and aging trends. The second is an accounts receivable activity summary prepared monthly by the loan processor and reviewed by the account executive, summarizing borrowings, repayments and pledged collateral. The third is a daily report prepared by the borrower and reviewed by the account executive to determine credit availability for a particular day. In addition to the foregoing monitoring procedures, interim audits of all borrowers will be scheduled as deemed appropriate. Also, each account will be reviewed on its anniversary date and revolving lines will be reviewed and reconciled on a monthly basis. Where liquidation is required for repayment of an outstanding loan, we will try to obtain consensual possession of the subject collateral property and joint collections of accounts receivable. In certain cases, court action may be required to ensure collections of receivables and possession of pledged assets.

          We expect to have an ongoing need to finance our lending activities. We expect this need to increase as the volume of loan originations increases. Our primary operating cash requirements will include the funding of:

               loans pending their sale;

               fees and expenses incurred in connection with our securitization program;

               over-collateralization or reserve account requirements in connection with loans pooled and sold;

               interest, fees, and expenses associated with our warehouse credit and repurchase facilities with certain financial institutions;

               federal and state income tax payments; and

               ongoing administrative and other operating expenses.

          We currently fund these cash requirements primarily by credit facilities from commercial entities and financial institutions, and anticipate that we will rely more heavily on securitizations, whole loan sales, and borrowings as our cash requirements increase. Securitizations occur when loans are packaged into bond-like securities for resale to other investors.

          We will depend on our ability to access commercial loans, repurchase facilities and warehouse lines of credit in order to fund new originations and purchases. Historically, affiliates of Birch Financial have had various commercial loans, warehouse lines and reverse repurchase facilities available to finance truck equipment acquisitions.

          In the future, we may enter into warehouse lines of credit with commercial finance institutions. We expect these warehouse lines of credit to provide additional financing for our continued growth in loan originations. We also intend to negotiate with a major financial institution to provide additional financing for our continued growth in loan originations.

          As a fundamental part of its business and financing strategy, Birch Financial intends to sell substantially all of its loans through securitization, except for loans held for investments. We believe that securitizations provide us with greater operating leverage and a reduced cost of funds.

          Each loan securitization may have specific credit enhancement requirements in the form of over-collateralization, which must be met before we receive cash flows due. As the securitized assets generate cash flows, they may be used to pay down the balance of the pass-through certificates until the ratio of securitized assets to pass-through certificates reaches the over-collateralization requirement specified in each securitization. Pass-through certificates are securities that pass income from the debtor, through intermediaries, to investors. The over-collateralization amount is carried on the balance sheet as retained interest in loan securitizations. After the over-collateralization requirement and the other requirements specified in the pooling and servicing agreement have been met, we begin to receive principal and interest on any subordinate bonds of residual interests retained. We anticipate that a substantial portion of our gross income will be recognized as gain on sales of loans, which represent the present value of the estimated cash flows on the subordinate bonds or residual interests retained, less origination and underwriting costs. Interest-only and residual certificates in securitizations of mortgage loans that we retain may be held as trading securities and adjusted to their respective market value quarterly with corresponding charges and credits made to income in the adjustment period.

          Depending on market conditions, we also intend to execute whole loan sales in which we dispose of our entire economic interest in the loans on a non-recourse basis, or without personal liability to the borrower, excluding servicing rights, for cash. Servicing rights are the rights to bill, collect payment and administer loans. Whole loan sale gains and losses will be recognized at the time of sale and there are generally no residuals. We seek to maximize our premium on whole loan sale revenues by closely monitoring institutional purchasers' requirements and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. Whole loan sales will be made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties by Birch Financial regarding the underwriting criteria applied by us and the origination process. We may be required to repurchase or substitute loans in the event of a breach of our representations and warranties. In addition, we may commit to repurchase or substitute a loan if a payment default occurs within the first month following the date the loan is funded, unless other arrangements are made between us and the purchaser. We may be required either to repurchase or to replace loans which do not conform to our representations and warranties in the pooling and servicing agreements entered into when the loans are pooled and sold through securitizations.

          Our Servicing Department is responsible for loan accounting, compliance monitoring and, and if necessary, collections. Our servicing operations are located in Sylmar, California.

          The loan servicing function includes monthly invoicing, payment collections, computing investor payments and processing investor remittances. The primary method for borrower payments is through automatic electronic payments.

          Compliance monitoring procedures include a semi-annual review of each borrower's compliance with stated covenants, including fixed charge coverage ratios. If a borrower fails to comply with these covenants, the borrower will be placed in our credit watch list. Loans on the credit watch list are subject to increased scrutiny and monitoring by our servicing personnel. If a payment has not been received by the due date the loan is considered in default, and we will aggressively pursue collection procedures, including collection calls and onsite visits. We will file the appropriate lien documentation with the state so that we can repossess the equipment if necessary.

          During the first month of a delinquency lasting 10 days or more, we will contact the borrower to determine the reason for the default and the likelihood and timing of any payment. We will perform a credit investigation and obtain updated financial statements from the borrower and current Dun & Bradstreet and personal credit reports. Most of our borrowers are also borrowers in the premium finance division, which gives us a record of payment for the past two years. The borrower's bank and major trade creditors typically will be contacted to provide first-hand verification of the financial status of the borrower. We also may retain counsel in the state in which the borrower is located, if we determine that the borrower or a related entity is in bankruptcy or there is a reason to believe voluntary or involuntary bankruptcy will be declared.

          Within 15 to 45 days of the delinquency, an officer of Birch Financial will meet in person with the delinquent borrower, the nature of the borrower's financial difficulty will be re-examined and the likelihood of repayment will be re-evaluated. We will physically inspect the borrower's business unit, and industry consultants or other borrowers may be contacted to evaluate the delinquent business unit.

          After 60 days of delinquency, the loan likely will be accelerated, meaning that the entire debt becomes due. The borrower will receive a written notice demanding payment of this amount. The borrower may also be reminded that any other loans that the borrower may have from other sources are likely to be in the default. If it appears unlikely that the borrower will cure the default, we may decide to negotiate with the borrower to induce the borrower to offer the business unit for sale to other borrowers. In this manner the loans could be assumed.

          Our profits will depend, in part, on the difference, or "spread," between the effective rate of interest that we receive on the loans we originate or purchase and the interest rates payable by us under our warehouse financing facilities or for securities issued in our securitizations. The spread can be adversely affected because of interest rate increases during the period from the date the loans are originated or purchased until the closing of the sale or securitization of the loans.

          From time to time, we may use various hedging strategies to provide a level of protection against interest rate risks on our fixed-rate loans. These strategies may include forward sales of loans or loan-backed securities, interest rate caps and floors, and buying and selling of futures and options on futures. Management will determine the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume of loan originations and purchases. While we believe that our hedging strategies will be cost-effective and will provide some protection against interest rate risks, no hedging strategy can completely protect us from these risks. We do not believe that hedging against interest rate risks associated with adjustable-rate loans likely will be cost-effective, and accordingly, likely will not utilize the hedging strategies described above with respect to our adjustable-rate loans.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

Insurance Premium Financing.
----------------------------

          Most of our loans are generated through LCIS, which offers insurance premium financing loans to allow its commercial customers to purchase the full amount of insurance coverage that they need, while spreading out the payments over a period of several months. LCIS maintains offices in the Bay Area of California, as well as in Fresno, Granada Hills, Sacramento, and Orange County, California, and Reno, Nevada. LCIS has eight agents.

          During the 2001 calendar year, about $760,000 of our revenues came from Ortiz Insurance Agency, Inc., an insurer located in Tustin, California. Ortiz is a general agent for minority truck drivers. Ortiz is not currently writing new business. It is negotiating a reinsurance agreement and then will start insuring under a new insurer.

          Our loans are typically originated when one of LCIS' or Ortiz' insureds signs a premium finance agreement for its policy. The premium finance agreement contains a limited power of attorney that gives us the power to cancel coverage in the event of default, and a collateral assignment to us of any unearned insurance premium remaining after cancellation.

          When an insured signs a premium finance agreement, it is sent to Automated Installment Systems. AIS then prepares a check for the financed premium amount and sends it to us for signature. The checks are drawn on our account with Morgan Stanley, which is funded through our $5 million line of credit with Safeco Credit Company, Inc. We have a $5 million promissory note with Safeco. Depending on the nature of the advance from Safeco, we pay interest at the prime rate, provided that the interest rate shall never be less than 5.5%. The advances are secured by our interests in our premium finance agreements with our borrowers and our rights to unearned premiums under those agreements.

         AIS bills our borrowers monthly. It sends out each bill 20 days before payment is due. Each borrower sends its payment to AIS, which deposits the payment in our bank account. All funds due to Safeco are then credited to its account on a weekly basis.

         We pay AIS $125 each for the first 35 premium finance agreements processed in any month and $75 for each premium finance agreement processed after the first 35 in any month, or 3% of any contract below $2,500. The yearly average does not exceed $75 per contract.

         Golden Oak performs all of our administrative functions that are not performed by AIS. These include the preparation of our correspondence and the billings for our equipment financing operations, as well as miscellaneous secretarial functions. In exchange for these services, we pay Golden Oak $24,000, plus expenses, per year. We do not have any written administration agreement with Golden Oak.

Equipment Financing.
--------------------

          Birch Financial markets its equipment financing products through its own in-house sales force. Our two-person in-house sales force solicits end user customers and vendors to market equipment finance transactions. In the future, we intend to expand our marketing efforts to include more vendors.

          Our broker advisory panel will consist of a group of productive brokers who are brought together on an annual basis, so that they may have an open interchange of ideas and information about us and the financing marketplace. We believe that the advisory panel will serve a multi-purpose function by allowing us to reward those brokers that provide us a profitable base of business, and also provide us with an opportunity to market new ideas and concepts to those brokers before a general release in the finance community. We believe that we will benefit by obtaining information on how the brokers work with our competitors, such as special programs and market trends, and this information can then be used to drive future marketing plans.

          We anticipate that we will obtain business through referrals from banks, venture capitalists, accounting firms, management consultants, existing borrowers, other finance companies and independent brokers and insurance agencies. Our marketing officers will call on our referral sources to identify and receive introductions to potential clients and to identify potential clients from database searches. We expect to compensate our marketing personnel with what we believe are competitive base salaries and commissions based on funded transactions in order to motivate and reward the creation of new business and the renewal of existing business. Such commissions can be a significant portion of our total compensation paid to our marketing personnel. Our marketing personnel have no credit decision authority. We believe that our marketing strengths are our rapid response time and high level of service.

COMPETITIVE BUSINESS CONDITIONS

Insurance Premium Financing.
----------------------------

          Our industry is very competitive. Competitors include national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers that offer premium finance services, banks and other lending institutions.

          Approximately 80% of our insurance premium financing activities take place in California. As of December 31, 2000, the California Department of Financial Institutions had a record of 72 insurance premium finance companies doing business in that state. Based on the number of outstanding loans, we ranked 13th. Based on total assets, we were the 15th largest insurance premium financing company in California on that date.

          We believe that we will be able to continue operating in our industry. However, we can not assure you that we will be able to maintain our current competitive position.

Equipment Financing.
--------------------

          The equipment financing industry is very competitive. Banks and commercial finance companies dominate the industry. As of March 12, 2002, we had only 13 outstanding equipment loans. Many financing companies left the market in 2000, due to high competition from banks and home equity loans. However, we do not expect our competitive position to be significant.

SOURCES AND AVAILABILITY OF RAW MATERIALS

          None; not applicable.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

          Birch Financial provides insurance premium financing loans for the insureds of only two agents, LCIS and Ortiz.

          We will focus our equipment lending efforts on members of the green industry. Although there are thousands of green industry members in our area of operations, our emphasis on that industry will limit the number of potential borrowers.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

          The making, enforcement and collection of insurance premium financing loans is regulated under state law. These laws vary by state, but they generally do the following:

               require that insurance premium financing lenders be licensed by the state;

               restrict the content of premium finance loan agreements and impose certain disclosure requirements on the agreements;

               limit the amount of finance charges that the lender can impose;

               regulate the amount of refunds due to a borrower who prepays the premium finance loan prior to maturity;

               regulate the amount of late fees, if any, and finance charges that a lender may charge when a loan becomes overdue;

               regulate the manner of canceling an insurance policy upon non-payment of the loan, including a requirement that the lender notify the borrower before cancellation; and

               allow imposition of penalties, which may be significant, on premium finance lenders for violations of the state's premium finance laws.

          Federal and state laws also prohibit us from using discriminatory lending practices and unfair credit practices. We are licensed as an insurance premium financing lender in California and Missouri and as an equipment lender in California. We believe that we are in compliance with all applicable laws governing insurance premium financing lenders. However, regulations change frequently, and we can not assure you that future regulations will not hurt our business, either by increasing our compliance costs or by restricting our operations.

RESEARCH AND DEVELOPMENT

          Birch Financial does not expect that research and development will be a significant part of its operations.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

          Management does not believe that compliance with environmental laws will require a significant portion of its resources.

NUMBER OF EMPLOYEES

            Other than our officers, we do not have any employees.

Item 2.  Description of Property.
         ------------------------

          We use a 3,000 square foot office facility in Sylmar, California. The office is owned by The Donitz Family Trust, which owns approximately three percent of our outstanding common stock and is controlled by Efraim Donitz, our President, CEO and Treasurer. The Donitz Family Trust leases the building to Efco, Inc., which is also controlled by Mr. Donitz. Efco lets us use this facility rent-free, and gives us free access to its telephone, fax machine and copier.

Item 3.  Legal Proceedings.
         ------------------

          Birch Financial is not a party to any pending legal proceeding.
To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against Birch Financial. None of our directors, executive officers or affiliates or owners of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
-----------------

          Since June 20, 2000, our common stock has been quoted on the Pink Sheets, which are published by Pink Sheets LLC. Our symbol is "BRFL."

          Pink Sheets LLC provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.


                             STOCK QUOTATIONS

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---

June 20, 2000 to
June 30, 2000                         0.125                0.125

September 30, 2000                    0.125                0.125

December 31, 2000                     0.125                0.125

March 31, 2001                        0.125                0.125

June 30, 2001                         0.125                0.125

September 30, 2001                    0.125                0.125

December 31, 2001                     0.125                0.125


          Birch Financial intends to submit for listing on the OTC Bulletin Board of the NASD, once it registers its securities to become subject to the reporting requirements of the 1934 Act. However, it can provide no assurance that it will meet the reporting requirements or that any market for its common stock will develop or be maintained.

          If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Commission may hurt any such public market.

          We will have to file quarterly and annual reports with the Commission in order to have our securities quoted on the OTC Bulletin Board. These reports must contain financial statements, with year-end financial statements being audited. Management expects that the legal and accounting fees required to prepare and file its periodic reports will total approximately $10,000 per year.

          There are no outstanding options, warrants or calls to purchase any of our securities.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 487. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that Birch Financial has sold during the past three years, and which were not registered under the 1933 Act:

                                                Number
                              Date              of          Aggregate
Name of Owner                 Acquired          Shares      Consideration
-------------                 --------          ------      -------------


54 stockholders of            4-13-00           31,553,948     (1)
Birch Financial, Inc.,
a Missouri corporation (1)

     (1) We issued these shares in connection with our Agreement and Plan of Reorganization with Birch Missouri. We issued the shares in exchange for 31,553,948 shares of Birch Missouri. See the caption "Description of Business."

         Management believes each of the foregoing persons or entities was either an "accredited investor," or "sophisticated investor" as defined in Rule 506 of Regulation D of the Securities and Exchange Commission. Each had access to all material information about Birch prior to the offer, sale or issuance of these "restricted securities." We believe these shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), pursuant to Section 4(2) or 3(b) thereof. Each of the recipients of these shares completed and signed a suitability letter with respect to his, her or its qualification to invest in our shares. Each recipient also executed an investment letter in which such recipient declared his, her or its investment intent with respect to such shares.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation
-----------------

          Premium Finance Division.
          -------------------------

          During the calendar year ended December 31, 2001, we received $596,832 in interest income from our LCIS premium financing contracts, and our premium financing receivable with LCIS was $4,168,618, net of unearned interest and reserves for doubtful account.

          In January, 2001, we entered into a Revolving Credit and Security Agreement (Insurance Premium Financing) with Ortiz Insurance Agency, Inc., of Tustin, California. Ortiz is a general agent with five agencies selling its products.

          By December, 2002, we plan to expand our premium finance activities with LCIS and Ortiz to $15 million. We base this projection on expected sales by LCIS of $40 million, with about half of that amount being liability and auto insurance. We expect to finance about 80% of these premiums, or approximately $18.1 million. In addition, Ortiz expects premiums of $2.5 million in 2002. We believe we will finance about 80% of this amount, or about $2.3 million. However, these figures are projections only, and we can not guarantee that we will be able to reach these levels of revenue.

          We are negotiating with other agencies to provide premium financing for associations that they represent. However, we can not assure you that we will be able to get these associations' business or that, if we do, we will be able to finance this level of gross premiums.

          We have renegotiated our line of credit with Safeco for all contract financing to be provided at the prime interest rate, with a floor of 5.5%. We have increased the Safeco line of credit from $3.5 million to $5 million.

          Equipment Finance Division.
          ---------------------------

          We currently have over $138,293 in new loans or completed contracts. We have had discussions with equipment dealers in Southern California. These dealers sell about $10 million of equipment per year. One dealer alone wants us to help finance about four machines per month, which we estimate will total approximately $1,152,000 per year. In total, we hope to finance at least $5 million by December, 2001. However, we can not assure you that we will reach any specific dollar amount.

          We also intend to offer lines of credit to companies with "Class A" credit ratings. We hope that this will generate about $2 million in additional revenues, although we can not provide any guarantees in this regard.

         During the period ended December 31, 2000, we began providing equipment financing services, as discussed under the heading "Equipment Financing" of the caption "Principal Products or Services and Their Markets" of this Report.

         We believe that our equipment finance division will grow substantially through December 31, 2001. We plan to use the net proceeds of this offering, if any, for the operations of this division. We expect additional funds to become available as we sell bundled loans to banks and other financial institutions, retaining the servicing and loan fees.

         On March 6, 2002, which is subsequent to the period covered by this Report, we signed a Compensation Agreement with First Mutual Mortgage of Rancho Cucamonga, California. Under the Compensation Agreement, we will offer landscape project financing through First Mutual Mortgage. We will get a small fee for each loan that we originate. We will receive a fee of:

         10 basis points of the loan amount on all first trust deed purchase and refinance transactions;

         1.5% on all second trust deed sub-prime credit transactions; and

         1% on the loan amount of all other second trust deed transactions.

         The loans are secured by the client's property. As of the date of this Report, we have not yet made any referrals under this Compensation Agreement, a copy of which is attached hereto and incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

Results of Operations.
----------------------

          Calendar year ended December 31, 2001.
          --------------------------------------

          In the calendar year ended December 31, 2001, we received total interest income of $622,275, of which $596,832 came from our insurance premium financing contracts; $19,592 came from equipment financing; and $5,851 came from interest on our bank accounts. We began our equipment financing operations during the second quarter of 2000. We paid total financing expenses of $159,692 during the period, for gross profit of $456,732.

          Our principal operating expenses during the calendar year ended December 31, 2001, were $150,825 paid to AIS; a $31,994 bonus paid to Mr. Donitz; and $24,000 paid to Golden Oak. Total operating expenses were $309,408. Our income before income tax totaled $153,175. After provision for income taxes of $59,273, our net income during the period was $93,902.

          We have established an equipment financing line of credit for Golden Oak and Oakwood, at the prime rate. The amount of the loan is pending availability of funds, but will be approximately $500,000. We are also negotiating a line of credit with Cal Fed Bank.

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

          Calendar year ended December 31, 2000.
          --------------------------------------

          In the calendar year ended December 31, 2000, we received total interest income of $399,155, of which $394,962 came from our insurance premium financing contracts and $4,193 came from interest on our bank accounts. Late charge income totaled $57,999. We also received $1,030 in financing charges from our equipment financing operations, which we began during the second quarter of the year. We expect this figure to increase substantially in 2001 as our equipment financing operations grow. We paid interest expenses of $166,895 during the period and our total income was $293,546.

          Our principal operating expenses during the calendar year ended December 31, 2000, were $95,122 paid to AIS; a $27,953 bonus paid to Mr. Donitz; and $24,000 paid to Golden Oak and Oakwood. Total operating expenses were $179,042. Our income before income tax totaled $114,504. After provision for income taxes of $35,134, our net income during the period was $79,370.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of December 31, 2001, were $4,808,366, as compared to total assets of $3,653,029 at December 31, 2000. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of December 31, 2001, our payable on the line of credit was $2,635,361. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

Item 7.  Financial Statements.
         ---------------------

         Financial Statements for the years ended December 31, 2001 and 2000

             Independent Auditors' Report

             Consolidated Balance Sheet - December 31, 2001

             Consolidated Statements of Income for the years ended December 31, 2001, and 2000

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, and 2000

             Consolidated Statements of Cash Flows for the years ended December 31, 2001, and 2000

             Notes to Consolidated Financial Statements

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
                  CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001
               [WITH INDEPENDENT AUDITORS' REPORT]

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)

                        Table of Contents

             Independent Auditors' Report                             1

             Consolidated Balance Sheets-December 31, 2001          2-3

             Consolidated Statements of Income for the years ended
             December 31, 2001 and 2000                               4

             Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 2001 and 2000                   5

             Consolidated Statements of Cash Flows for the years
             ended December 31, 2001 and 2000                         6

             Notes to Consolidated Financial Statements            7-11

                   INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Birch Financial, Inc. (formerly known as United States Indemnity & Casualty,
Inc.)
North Hollywood, California

We have audited the accompanying consolidated balance sheet of Birch Financial, Inc. (a Nevada corporation, formerly known as United States Indemnity & Casualty, Inc.) and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Birch Financial, Inc. for the year ended December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that period, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birch Financial, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/Mantyla McReynolds

                                   Mantyla McReynolds
February 28, 2002
Salt Lake City, Utah

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
                  Consolidated Balance Sheet
                        December 31, 2001

ASSETS

                                                    December 31,
                                                       2001
CURRENT ASSETS:
Cash-Note 1                                             222,049
Premium financing receivable, net-Note 1              4,168,618
Premium financing cancellation receivable-Note 2        157,545
Equipment financing receivable-current portion-Notes
1 & 4                                                    68,197
Late charges receivable                                   1,957
                                                      ---------
Total Current Assets                                  4,618,366

Other Assets

Equipment financing receivable, net of current
portion-Notes 1 & 4                                     168,096
Deferred tax asset-Note 3                                21,904
                                                      ---------
Total Other Assets                                      190,000

TOTAL ASSETS                                         $4,808,366
                                                      =========

          See accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
                  Consolidated Balance Sheet
                           (continued)
                        December 31, 2001


LIABILITIES AND STOCKHOLDERS' EQUITY                   December 31,
                                                           2001
LIABILITIES

Current Liabilities
Bank overdraft                                        $ 255,667
Accounts payable                                          5,816
Unfunded premium financing payable-Note 2               856,530
Line of credit-Note 5                                 2,635,361
Management fees payable-Note 2                           55,794
Notes payable-Note 2                                    150,875
Income taxes payable                                     51,451
Other accrued liabilities                                 5,211
                                                      ---------
Total Current Liabilities                             4,016,705
                                                      ---------
TOTAL LIABILITIES                                     4,016,705

STOCKHOLDERS' EQUITY

Common stock-63,000,000 shares authorized at $0.01
par; 32,116,548 issued and outstanding                  321,165
Paid in capital                                         252,986
Retained earnings                                       217,510
                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                              791,661
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $4,808,366
                                                      =========
          See accompanying notes to financial statements
                                3

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
                  Consolidated Statements of Income
                for the years ended December 31, 2001 and 2000

                                       Year                 Year
                                       Ended                Ended
                                   December 31,            December 31,
                                       2001                   2000

Financing Income
  Premium financing                  $ 596,832            $ 452,961
  Equipment financing                   19,592                1,030
                                      --------             --------
Total Financing Income                 616,424              453,991
                                      --------             --------

Financing Expense
  Premium financing                    154,474              166,895
  Equipment financing                    5,218                    0
                                      --------             --------
Total Financing Expense                159,692              166,895

Gross Profit                           456,732              287,096

Selling, General and Administrative
Expense                                309,408              176,785
                                      --------             --------
Operating Profit                       147,324              110,311

Other Income
  Interest income                        5,851                4,193
                                      --------             --------
Total Other Income                       5,851                4,193

Income before Tax Provision            153,175              114,504

Provision for Income Taxes             (59,273)             (35,134)
                                      --------             --------
Net Income                            $ 93,902             $ 79,370
                                      ========             ========

                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,095,611           32,083,048
                                    ==========           ==========

          See accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
         Consolidated Statements of Stockholders' Equity
                        for the years ended
                     December 31, 2001 and 2000
                                           Additional                Total
                       Number of  Common    Paid-in   Retained   Stockholders'
                         Shares   Stock     Capital   Earnings     Equity
Balance, December 31,
1999                   32,083,048 $320,830  $220,321  $ 44,238   $585,389

Net income for 2000                                     79,370     79,370
                       ---------- --------  --------  --------   --------
Balance, December 31,
2000                   32,083,048  320,830   220,321   123,608    664,759

Issued stock for
rounding                      500        5        (5)                   0

Issued stock for cash      33,000      330    32,670                33,000

Net income for 2001                                     93,902      93,902
                       ---------- --------  --------  --------    --------
Balance, December 31,
2001                   32,116,548 $321,165  $252,986  $217,510    $791,661
                       ========== ========  ========  ========    ========

          See accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
         Consolidated Statements of Stockholders' Equity
                        for the years ended
                     December 31, 2001 and 2000
                                                     Year          Year
                                                     Ended         Ended
                                                  December 31,   December 31,
                                                     2001           2000
Cash Flows from Operating Activities:

Net Income                                      $   93,902       $   79,370
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                     51,130           13,093
Decrease (increase) in prepaids & other receivables 25,329           53,488
Decrease (increase) in deferred tax asset          (21,904)               0
Increase (decrease) in unfunded premium financing
payable                                            324,076         (206,025)
Increase (decrease) in accounts payable & accrued
liabilities                                         (3,711)             796
Increase (decrease) in management fees payable       3,841           10,278
Increase (decrease) in income taxes payable         44,775           (4,348)
                                                ----------       ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                       517,438          (53,348)

Cash Flows from Investing Activities:

Increase in premium financing receivable          (886,334)        (796,185)
Increase in equipment financing receivable        (207,631)         (28,662)
Increase in organization costs                           0          (62,600)
                                                ----------       ----------
  Net Cash Used for Investing Activities        (1,093,965)        (887,447)

Cash Flows From Financing Activities:

Increase in bank overdraft                          15,159           44,106
Increase in line of credit                         493,420          920,296
Increase in notes payable                          150,875                0
Issued stock for cash                               33,000                0
                                                 ---------       ----------
  Net Cash Provided by Financing Activities        692,454          964,402

Net Increase in Cash                               115,927           23,607

Beginning Cash Balance                             106,122           82,515
                                                 ---------        ---------
Ending Cash Balance                              $ 222,049        $ 106,122
                                                 =========       ==========

Supplemental Disclosure Information:

Cash paid during the year for interest           $ 159,692        $ 166,895
Cash paid during the year for income taxes       $  36,402        $  39,482

          See accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
            Notes to Consolidated Financial Statements
                        December 31, 2001

NOTE 1 Summary of Significant Accounting Policies

     Nature of Operations

     The Company incorporated under the laws of the State of Nevada on April 20, 1983, as Import Dynamics, Inc. Between April 30, 1985 and April 17, 1991, the Company changed its name to Peak Performance Products, Inc., LumaLure Manufacturing, Inc., Sairam Technologies, Ltd., and Balanced Environmental Services Tech, Inc. On July 16, 1993, the Company changed its name to United States Indemnity & Casualty, Inc. The Company ceased operations in 1993 and was inactive until December 1999, when the Company acquired Birch Financial, Inc., a Missouri corporation (Birch
     MO), in exchange for 31,553,948 shares of its common stock. The Company then changed its name to Birch Financial, Inc.

     Birch MO was incorporated on February 25, 1999 in the State of Missouri. Immediately after its incorporation, Birch MO acquired 100% of the outstanding stock of Birch Financial, Inc., a California corporation (Birch CA), in exchange for its own stock. Neither the Company nor Birch MO has significant assets or business activities. The consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Birch CA.

     Birch CA was incorporated in the State of California on June 13, 1994. Its primary business is that of insurance premium financing. Birch CA finances insurance premiums that are brokered by the majority shareholders of the Company. The premium financing contracts are typically financed for a period of nine months and are collateralized by insurance policies with a term of twelve months. The Company is also engaged in equipment financing. Equipment financing contracts are financed for a period of one to five years and are collateralized by equipment.

     Accounting Method

     The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Birch Financial, Inc. and its 100% owned subsidiaries, Birch MO and Birch CA. All significant intercompany balances and transactions are eliminated.

                      BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
            Notes to Consolidated Financial Statements
                        December 31, 2001


NOTE 1 Summary of Significant Accounting Policies (continued)

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company had $222,049 and $106,122 at December 31, 2001 and 2000. At times during the year the Company maintains more than $100,000 in one bank. Cash is only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Funds in excess of $100,000 are not insured by the FDIC or any other Federal agency. As of the balance sheet date the company had $214,424 in a single bank. Cash overdraft consists of outstanding checks that have not yet cleared the bank.

     Deferred Income Taxes

     The Company complies with Statement of Financial Accounting Standard
     (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. See Note 3 below.

     Amortization

     During 2001 the Company adopted Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities", issued by the American Institute of Certified Public Accountants, which requires that start up costs, including organization costs be expensed as incurred rather than amortized over a period not to exceed five years. Consequently, the unamortized organization costs existing at December 31, 2000 were fully amortized during 2001. Amortization expense amounted to $51,130 and $13,093 for the years ended December 31, 2001 and 2000.

     Net Income Per Common Share

     Net income per common share is based on the weighted average number of shares outstanding during the periods shown. The Company had no common stock equivalents outstanding at December 31, 2001 and 2000.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
            Notes to Consolidated Financial Statements
                        December 31, 2001

NOTE 1 Summary of Significant Accounting Policies (continued)

     Financing Income

     Interest income on premium financing contracts is computed based on the method stipulated in the contracts, which in all cases is the "Rule of 78's" method. The difference between the Rule of 78's method of interest recognition and the effective interest method required by U.S. generally accepted accounting principles for the period covered by these financial statements has been determined to be immaterial.

     Interest income on equipment financing contracts is computed based on the effective interest method.

     Accounting for Impaired Loans

     The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118. These standards require that all creditors value loans at the loan's fair market value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. The Company has recorded an allowance for uncollectible premium finance receivable of $21,595 at December 31, 2001.

     Web Site Development Costs

     The Company accounts for web site development costs in accordance with Emerging Issues Task Force (EITF) No. 00-2. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the web site application and infrastructure development stage are accounted for in accordance with Statement of Position (SOP) 98-1 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the web site are expensed as incurred.

NOTE 2 Related Party Transactions

     The Company obtains its premium financing business largely through an entity that has the same management and directors as the Company. As of December 31, 2001 and 2000, the company had an unfunded premium financing payable due to this related party of $856,530 and $532,454, respectively.

     The Company had a premium financing cancellation receivable due from the same related party of $157,545 and $228,656 at December 31 2001 and 2000. The cancellation receivable is a result of the early termination of insurance policies for which the premium has been paid in full.

     The Company borrowed funds from a related party to fund its equipment financing business. At December 31, 2001, the Company had notes payable to the related party totaling $150,875, due on demand and bearing interest at 4.75%.

                      BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
            Notes to Consolidated Financial Statements
                        December 31, 2001

NOTE 2 Related Party Transactions (continued)

     The Company is obligated to pay a management fee to a management company controlled by its executive officer. The fee is based on the Company's net income before tax and certain other expenses. The fee is payable annually following the year in which it is earned. For the years ended December 31, 2001 and 2000, the Company accrued $31,794 and $27,953, and paid $27,953 and $17,675 to the management company. The Company pays a management fee to another related party in the amount of $2,000 per month. The fee is payable annually following the year in which it is earned. For each year ended December 31, 2001 and 2000, the Company accrued $24,000 and paid $24,000. The management services received include the use of administrative employees and systems as well as office space.

NOTE 3 Accounting for Income Taxes

     In accordance with SFAS 109, the Company has recorded a provision for income taxes of $59,273 and $35,134 for the years ended December 31, 2001 and 2000. Income tax liabilities per tax returns for the same periods totaled $81,177 and $35,134. A deferred tax asset has been recorded due to timing differences, namely amortization and bad debt expense, of the current year, not currently deductible for income tax purposes. No valuation allowance has been recorded because management believes that there is a greater than 50% likelihood that the deferred tax asset will be fully realized in future years. The deferred tax asset has been calculated as follows:

                                                        December 31,
                                                            2001

          Deferred federal deductions at 34% rate        $19,563
          Deferred state deductions at 10.84% rate         2,341
                                                         -------
               Total deferred tax asset                  $21,904
                                                         =======

NOTE 4 Equipment Financing Receivable

     Scheduled principal reductions of the Company's long-term equipment financing receivable at December 31, 2001 are as follows:

                   2002        $68,197
                   2003         64,779
                   2004         48,805
                   2005         35,541
                   2006         15,809
                   Thereafter    3,162
                              --------
                              $236,293
                              ========

                      BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
            Notes to Consolidated Financial Statements
                        December 31, 2001

NOTE 5 Line of Credit Arrangement

     The Company has a $5,000,000 line of credit with a financial institution for its normal operating needs. Borrowing under this line is due on demand, bears interest at Bank of America's prime lending rate (5% at December 31, 2001), and is collateralized by the company's premium financing receivable. As of December 31, 2001 and 2000, the balance due under the line was $2,635,361 and $2,141,941.

NOTE 6 Stock Transactions

     On December 14, 1999 the Company effected a 1 for 1000 reverse stock split. On the same day it effected a 100 for 1 forward stock split. During 2001, the Company issued 500 shares of its common stock for rounding of the split transactions.

     During August 2001 the Company issued 33,000 shares of its common stock for cash at $1.00 per share in a public offering.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          Jimmy Loh, CPA, a Professional Corporation, of Alhambra, California, audited the Company's consolidated financial statements for the calendar years ended December 31, 1999 and 1998, which accompanied the Company's Registration Statement on Form SB-2, and which was previously filed with the Securities and Exchange Commission. Jimmy Loh, CPA, also audited the consolidated financial statements of the Company for the calendar years ended December 31, 2000 and 1999, which accompanied the amendments to the Company's Registration Statement on Form SB-2, and which were also filed with the Securities and Exchange Commission.

          On October 16, 2001, Jimmy Loh, CPA, resigned as the Company's independent auditor due to its inability to locate an insurer that will provide professional liability insurance for securities matters.

          On October 18, 2001, the Company's Board of Directors voted to engage Pritchett, Siler & Hardy, P.C., Certified Public Accountants, of Salt Lake City, Utah, to serve as its new independent auditor.

          During the Company's two most recent fiscal years and the interim period preceding the date of the resignation, there were no disagreements between the Company and Jimmy Loh, CPA, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

          The reports of Jimmy Loh, CPA, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

          During the Company's two most recent calendar years, and since then, neither Jimmy Loh, CPA, nor Pritchett, Siler & Hardy, P.C., has advised the Company that any of the following exists or is applicable:

          (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist;

          (2) That information has come to their attention that has made them unwilling to rely on management's representations or unwilling to be associated with the financial statements prepared by management;

          (3) That the scope of its audit should be expanded significantly, or that information has come to their attention that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to the accountant's satisfaction prior to its resignation.

          On October 22, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing this change in accountants. On October 23, 2001, the Company filed an amended Current Report on Form 8-K, to which was attached a letter from Jimmy Loh, CPA, stating that it agreed with the disclosure made in the Form 8-K filed the day before.

          Pritchett, Siler & Hardy, P.C., reviewed the Company's unaudited financial statements for the quarterly period ended September 30, 2001. On January 17, 2002, the Company's Board of Directors voted to engage Mantyla McReynolds, a Professional Corporation, of Salt Lake City, Utah, as its new independent accountants, as it was able to negotiate a favorable fee arrangement.

          There were no disagreements between the Company and Pritchett, Siler & Hardy, P.C., whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

          The review report of Pritchett, Siler & Hardy, P.C. with respect to the Company's unaudited financial statements for the quarterly period ended September 30, 2001, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

          On January 23, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing this change in accountants. Attached as an exhibit thereto was a letter from Pritchett, Siler & Hardy, P.C., stating that it had read the disclosure contained therein and that it agreed with such statements as they pertained to that firm.

          Each of these Current Reports on Form 8-K, as amended, is incorporated herein by reference. See Item 13 of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of Birch Financial. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                            Date of       Date of
                       Positions          Election or   Termination
Name                     Held             Designation   or Resignation
----                     ----             -----------   --------------

Efraim Donitz            President           1/14/00       *
                         CEO                 1/14/00       *
                         Treasurer           1/14/00       *
                         Director            1/14/00       *

Nelson L. Colvin         Vice President      1/14/00       *
                         Secretary           1/14/00       *
                         Director            1/14/00       *

Keith L. Walton          Vice President      1/14/00       *
                         Director            1/14/00       *

Barry L. Cohen           Chairman of the     1/14/00       *
                         Board of Directors

Lebo Newman              Director            1/14/00       *

Barry L. Konier          Director            1/14/00       *

Timothy F. Nord          Director            1/14/00       *

Ronald H. Dietz          Director            1/14/00       *

Richard L. Angelo        Director            1/14/00       *

Frank D. Quaresma        Director            1/14/00       *

Mickey D. Strauss        Director            11/6/01       *

Jon R. Alsdorf           Director            11/6/01       *


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Efraim Donitz. Mr. Donitz is 63 years of age. In addition to his duties as President, CFO and Treasurer of Birch Financial, Mr. Donitz has been the CFO of Oakwood Insurance Co., Ltd., and CLCA Insurance Trust since 1994. He is also CFO of Golden Oak Co-op Corporation and L.C.I.S. Mr. Donitz is also one of the founders of L.C.I.S., which is the insurance agency arm of the California Landscape Contractors Association. He has also been the President of EFCO, Inc. since 1983. Mr. Donitz is a licensed landscape contractor and insurance agent. He holds a degree in Agricultural Business and Management and a Bachelor of Science in Fruit Industries from California Polytechnic University. Mr. Donitz is a past President of the California Landscape Contractors' Association.

          Nelson L. Colvin. In addition to his duties as Vice President, Secretary and Director of Birch Financial, Mr. Colvin, age 63, is President/CEO of Golden Oak Co-op Corporation, and Secretary of Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the executive director of the CLCA Insurance Trust since 1994. From 1959 to 1961, Mr. Colvin attended Los Angeles City College, where he studied accounting and real estate. He is a licensed landscape contractor and has been a member of the California Landscape Contractors Association since 1971. Mr. Colvin is also a past President of the California Landscape Contractors' Association.

          Keith L. Walton. Mr. Walton is 60 years old. In addition to his duties as Vice President and Director of Birch Financial, Mr. Walton is President of Oakwood Insurance Co., Ltd., Director of Golden Oak Co-op Corporation and L.C.I.S. and President of Land Care Corp. and Brookside Olympic. He is also the owner of Chapman Woods Nursery, Inc., which was founded in 1975.

          Barry L. Cohen. In addition to his duties as Chairman of the Board of Directors of Birch Financial, Mr. Cohen, age 59, is Vice President of Oakwood Insurance Co., Ltd., Director of Golden Oak Co-op Corporation, director of L.C.I.S. and owner of Diablo Landscape Co. He has owned B. L. Cohen Landscape, Inc., since 1972. Mr. Cohen is a past President of the California Landscape Contractors Association.

          Lebo Newman. Mr. Newman is 46 years of age. In addition to his duties as a Director of Birch Financial, Mr. Newman is a Director and Chairman of Finance Committee of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He is also Chairman of the Board of L.C.I.S. Mr. Newman owns Liberty Enterprises. Since 1974, he has been the President and sole stockholder of R. L. Company, Inc., a California corporation doing business as Redwood Landscaping, which was sold to Service Master. Mr. Newman is a past President of the California Landscape Contractors' Association.

          Barry L. Konier. In addition to his duties as a Director of Birch Financial, Mr. Konier, age 56, is a Director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. From 1996, to 1998, he was the President of Landscape West, Inc., which was sold to Service Master. In 1999, he was the Vice President of Landcare USA, and in 2000 he became a partner in Olsen/Konier Associates.

          Timothy F. Nord. Mr. Nord is 54 years old. In addition to his duties as Director of Birch Financial, Mr. Nord is a Director of Golden Oak
Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S.   He has also
owned Nord Landscape Services since 1971. Mr. Nord is a past President of the California Landscape Contractors' Association.

          Ronald H. Dietz. Mr. Dietz is 49 years of age. In addition to his duties as Director of Birch Financial, Mr. Dietz is a Director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the President and CEO of Dietz Hydroseeding Co. since 1979. Mr. Dietz is a licensed contractor. He was the President of the California Landscape Contractors Association in 1989.

          Richard L. Angelo. In addition to his duties as Director of Birch Financial, Mr. Angelo, age 57, is a Director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the President of Stay Green Inc. since 1970. Mr. Angelo is a past President of the California Landscape Contractors Association.

          Frank D. Quaresma. In addition to his duties as Director of Birch Financial, Mr. Quaresma, age 46, is Chairman of the Board of Golden Oak Co-op Corporation, and a Director of Oakwood Insurance Co., Ltd. and L.C.I.S. He has owned Live Oak Landscape since 1977.

          Mickey D. Strauss. Mr. Strauss, age 55, has been the Chief Executive Officer of American Landscape, Inc., since 1973. He is a past President of the California Landscape Contractors Association and has been voted Man of the Year by the San Fernando Valley chapter of that association.

          Jon R. Alsdorf. Mr. Alsdorf is 55 years of age. He has been a licensed contractor in Fresno, California since 1984. He is a Director of Golden Oak Co-op Corporation and L.C.I.S.

Significant Employees.
----------------------

          Birch Financial does not employ any non-officers who are expected to make a significant contribution to its business.

Family Relationships.
---------------------

          There are no family relationships between any of the officers and/or directors of Birch Financial.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of Birch Financial:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     The Company is not subject to the Section 16 reporting requirements of the Securities Exchange Act of 1934, as amended.

Item 10. Executive Compensation.
         -----------------------

         The following table sets forth the aggregate compensation that we have paid for services rendered during the periods indicated:

                        Summary Compensation Table
                        --------------------------

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------


Efraim       12/31/99  -0-   (1)   -0-   -0-    -0-       -0-  -0-
Donitz,      12/31/00  -0-   (1)   -0-   -0-    -0-       -0-  -0-
CEO, Pres.   12/31/01 24,000 (1)   -0-   -0-    -0-       -0-  -0-
and Treasurer

Nelson L.    12/31/99  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Colvin,      12/31/00  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Vice Pres.   12/31/01  -0-   -0-   -0-   -0-    -0-       -0-  -0-
and Secretary

Keith L.     12/31/99  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Walton,      12/31/00  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Vice Pres.   12/31/01  -0-   -0-   -0-   -0-    -0-       -0-  -0-


     (1) We pay our President, Efraim Donitz, 10% of our first $100,000 of pre-tax earnings and 20% of all pre-tax earnings in excess of $100,000. The amount payable to Mr. Donitz thereunder is capped at $200,000 per year. For the calendar year ended December 31, 2001, we have accrued $31,794, which we expect to pay in March, 2002. For the calendar year ended December 31, 2000, we accrued and paid $27,953 to Mr. Donitz under this arrangement.

     (2) An entity that is controlled by Mr. Donitz receives a management fee of $2,000 per month. The fee is paid in consideration of the use of that entity's administrative employees and systems, as well as office space.


Compensation of Directors.
--------------------------

          We do not have any arrangements to compensate our directors for any services provided as a director. We do not pay any additional amounts to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

          Our officers are our only employees. We do not have any written employment agreements or any change-in-control arrangements with our officers.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the shareholdings of each of our stockholders who is known to beneficially own more than five percent of our outstanding common stock as of March 11, 2002. Except as otherwise indicated, to the knowledge of management, each of these stockholders has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Golden Oak Cooperative             10,930,000                 34%
Corporation (1)
17029 Chatsworth St.
Granada Hills, CA 91344

Oakwood Insurance Co., Ltd. (1)    10,500,000                 33%
P.O. Box HM 1538
Hamilton HM FX, Bermuda
                                   ----------                -----
          TOTALS                   21,430,000                 67%


          (1) Golden Oak beneficially owns approximately 49% of Oakwood.

Security Ownership of Management.
---------------------------------

          The following table sets forth the shareholdings of our directors and executive officers as of March 11, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.


                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

Efraim Donitz                   1,000,000                  3%
The Donitz Family Trust
12419 Debby St.
No. Hollywood, CA 91606

Nelson L. Colvin                  500,000 (1)              1.5%
8754 Jumilla Av
Northridge, CA 91324

Keith L. Walton                 1,000,000                  3%
800 N. Meadowpacs Rd.
Walnut, CA 91789

Barry L. Cohen                    100,000 (2)              0.3%
19519 Kenosha Court
Saratoga, CA 95070

Lebo Newman                     1,000,000                  3%
2540 Bennett Ridge Rd.
Santa Rosa, CA 95404

Barry L. Konier                 1,000,000                  3%
20541 Anapola
Orange, CA 92869

Timothy F. Nord                   100,000 (3)              0.3%
2425 Alder Street
Bakersfield, CA 93301

Ronald H. Dietz                   300,000 (4)              0.9%
8244 E. Hillsdale Drive
Orange, CA 92869

Richard L. Angelo                    -0-                    -0-
11774 Monte Leon Way
Northridge, CA 91326

Frank D. Quaresma               1,000,000                  3%
3342 McDonald Ave.
Modesto, CA 95358

Mickey D. Strauss                    -0-                    -0-
7949 Deering Avenue
Canoga Park, CA  91304

Jon R. Alsdorf                       -0-                    -0-
4235 West Alamos
Fresno, CA  93722

                                ---------                 -----
All directors and executive
officers as a group
(12 persons)                   6,000,000                  18.7%


          (1) These shares are held jointly with Mr. Colvin's wife.

          (2) These shares are held jointly with Mr. Cohen's wife.

          (3) These shares are held jointly with Mr. Nord's wife.

          (4) These shares are held of record by the Doherty Dietz 1998 Loving Family Trust, which Mr. Dietz controls.

Changes in Control.
-------------------

          There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

          We pay Efraim Donitz, our President, CEO and Treasurer, based on our pre-tax earnings. We pay Mr. Donitz 10% of the first $100,000 of pre-tax earnings, and 20% of any pre-tax earnings above $100,000. The amount payable under this arrangement is capped at $200,000 per year. See the caption "Executive Compensation" of this Report.

          Each year, we pay Golden Oak an administration fee of $24,000, plus expenses. Golden Oak owns approximately 35% of our outstanding shares. LCIS, which is one of the two insurers for whom we offer premium financing services, is a wholly-owned subsidiary of Golden Oak. As of December 31, 2001, and 2000, we had unfunded premium financing payables to LCIS of $856,530 and $532,454, respectively. As of December 31, 2001, and 2000, we had a cancellation receivable from LCIS of $157,545 and $228,656, respectively.

          As of December 31, 2001, we had a note payable to Golden Oak in the amount of $150,875. The note is payable on demand and bears interest at the rate of 4.75%. These funds have been used to fund our equipment financing business.

          Each of our directors and executive officers is also a director or executive officer of Golden Oak and Oakwood. Golden Oak is owned by the employer members of the California Landscape Contractors' Association.

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Birch Financial has no parents, except to the extent that Golden Oak and Oakwood may be deemed to be parents due to their collective ownership of approximately 67% of our outstanding shares.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2001, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     Current Report on Form 8-K dated October 16, 2001, filed October 22, 2001

     First Amended Current Report on Form 8-K-A1 dated October 16, 2001, filed October 23, 2001

     Second Amended Current Report on Form 8-K-A2 dated October 16, 2001, filed December 17, 2001

     Current Report on Form 8-K dated January 18, 2002, filed January 23, 2002

Exhibits
--------

Exhibit
Number               Description
------               -----------

 10                  Compensation Agreement with First Mutual Mortgage, dated
                     March 6, 2002

DOCUMENTS INCORPORATED BY REFERENCE

                                         Where incorporated in
     Document                            this Report*
     --------                            -----------

Registration Statement on                Part I, Item 1
Form SB-2, as amended


          * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BIRCH FINANCIAL, INC.


Date:  3/14/02                          /s/ Efraim Donitz
      -------------                    -------------------
                                       Efraim Donitz
                                       Chief Executive Officer, President,
                                       Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        BIRCH FINANCIAL, INC.


Date: 3/14/02                            /s/ Efraim Donitz
     -------------                      -------------------
                                        Efraim Donitz
                                        Chief Executive Officer, President,
                                        Treasurer and Director


Date:  3/14/02                           /s/ Nelson L. Colvin
      -------------                     ---------------------
                                        Nelson L. Colvin
                                        Vice President, Secretary and Director


Date:  3/14/02                           /s/ Barry L. Cohen
      -------------                     --------------------
                                        Barry L. Cohen
                                        Chairman of the Board of Directors


Date:  3/14/02                           /s/ Keith L. Walton
      -------------                     --------------------
                                        Keith L. Walton
                                        Vice President and Director


Date:  3/14/02                           /s/ Ronald H. Dietz
      -------------                     --------------------
                                        Ronald H. Dietz
                                        Director


Date:  3/14/02                           /s/ Lebo Newman
      -------------                     --------------------
                                        Lebo Newman
                                        Director