Form 10QSB
period 2002-03-31
BIRCH FINANCAIL INC
filed 2002-05-09
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                              March 31, 2002

                                32,116,548
                                ----------

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

                      BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002

                      BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)

               Condensed Consolidated Balance Sheet
                          March 31, 2002

                                                      March 31,
                                                       2002
ASSETS
CURRENT ASSETS:
Cash                                                 $  160,736
Premium financing receivable, net                     4,858,008
Premium financing cancellation receivable               141,816
Equipment financing receivable-current portion           94,566
Prepaids and late charges receivable                     10,613
                                                      ---------
Total Current Assets                                  5,265,739

Other Assets

Equipment financing receivable, net of current
portion                                                 192,618
Deferred tax asset                                       21,904
                                                      ---------
Total Other Assets                                      214,522

TOTAL ASSETS                                         $5,480,261
                                                      =========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
                Condensed Consolidated Balance Sheet
                           (continued)
                          March 31, 2002

                                                       March 31,
                                                         2002
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Bank overdraft                                        $ 447,420
Accounts payable                                            377
Unfunded premium financing payable                      790,618
Line of credit                                        3,115,750
Management fees payable                                  13,449
Notes payable                                           238,596
Income taxes payable                                     27,062
Other accrued liabilities                                17,009
                                                      ---------
Total Current Liabilities                             4,650,281
                                                      ---------
TOTAL LIABILITIES                                     4,650,281

STOCKHOLDERS' EQUITY

Common stock-63,000,000 shares authorized at $0.01
par; 32,116,548 issued and outstanding                  321,165
Paid in capital                                         252,986
Retained earnings                                       255,829
                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                              829,980
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $5,480,261

                                                      =========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
           Condensed Consolidated Statements of Income
       for the three months ended March 31, 2002 and 2001
                                  For the Three         For the Three
                                  Months Ended          Months Ended
                                    March 31,             March 31,
                                       2002                 2001

Financing Income
  Premium financing                  $ 171,390            $ 145,831
  Equipment financing                    8,091                1,181
                                      --------             --------
Total Financing Income                 179,481              147,012
                                      --------             --------

Financing Expense
  Premium financing                     58,178               52,669
  Equipment financing                    2,427                    0
                                      --------             --------
Total Financing Expense                 60,605               52,669

Gross Profit                           118,876               94,343

Selling, General and Administrative
Expense                                 53,536               55,475
                                      --------             --------
Operating Profit                        65,340               38,868

Other Income
  Interest income                           41                  750
                                      --------             --------
Total Other Income                          41                  750

Income before Tax Provision             65,381               39,618

Provision for Income Taxes             (27,062)             (11,660)
                                      --------             --------
Net Income                            $ 38,319             $ 27,958
                                      ========             ========

                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,116,548           32,083,548
                                    ==========           ==========


          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
           Condensed Consolidated Statements of Cash Flows
                     for the three months ended
                       March 31, 2002 and 2001

                                                For the Three  For the Three
                                                 Months Ended   Months Ended
                                                March 31, 2002 March 31, 2001
Cash Flows from Operating Activities:
Net Income                                         $   38,319 $   27,958
Adjustments to reconcile net income to net cash
provided by Operating Activities:
Depreciation and amortization                               0      3,500
Decrease (increase) in prepaid & other receivables     (8,656)     1,051
Increase (decrease) in unfunded premium financing
 payable                                              (65,912)    84,107
Increase (decrease) in accounts payable & accrued
 liabilities                                            6,359     (1,631)
Increase (decrease) in management fees payable        (42,345)   (38,953)
Increase (Decrease) in income taxes payable           (24,389)     2,467
                                                   ---------- ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                          (96,624)    78,499
                                                   ---------- ----------

Cash Flows from Investing Activities:
Increase in premium financing receivable             (673,661)  (389,136)
Increase in equipment financing receivable            (50,891)   (18,026)
                                                   ---------- ----------
  Net Cash Used for Investing Activities             (724,552)  (407,162)
                                                   ---------- ----------

Cash Flows from Financing Activities:
Increase in bank overdraft                            191,753    179,598
Increase in line of credit                            480,389    144,948
Increase in notes payable                              87,721          0
                                                    --------- ----------
  Net Cash Provided by Financing Activities           759,863    324,546
                                                    --------- ----------
Net Increase in Cash                                  (61,313)    (4,117)

Beginning Cash Balance                                222,049    106,122
                                                    --------- ----------
Ending Cash Balance                                 $ 160,736 $  102,005
                                                    ========= ==========

                                4
    Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
             Notes to Condensed Consolidated Financial Statements
                         March 31, 2002


     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission.   The interim financial statements
     reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation
-----------------

          Premium Finance Division.
          -------------------------

          During the quarterly period ended March 31, 2002, we received $171,390 in interest income from our LCIS premium financing contracts, and our net premium financing receivable with LCIS was $4,858,008.

          By December, 2002, we plan to expand our premium finance activities with LCIS to $15 million. We base this projection on expected sales by LCIS of $40 million, with about half of that amount being liability and auto insurance. We expect to finance about 80% of these premiums, or approximately $18.1 million. However, these figures are projections only, and we can not guarantee that we will be able to reach these levels of revenue.

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

          Equipment Finance Division.
          ---------------------------

          At March 31, 2002, we had $94,566 in equipment financing receivables. We have had discussions with equipment dealers in Southern California. These dealers sell about $10 million of equipment per year. One dealer alone wants us to help finance about four machines per month, which we estimate will total approximately $1,152,000 per year. In total, we hope to finance at least $5 million by December, 2002. However, we can not assure you that we will reach any specific dollar amount.

          We also intend to offer lines of credit to companies with "Class A" credit ratings. We hope that this will generate about $2 million in additional revenues, although we can not provide any guarantees in this regard.

         We believe that our equipment finance division will grow substantially through December 31, 2002. We expect funds to become available as we sell bundled loans to banks and other financial institutions, retaining the servicing and loan fees.

         On March 6, 2002, we signed a Compensation Agreement with First Mutual Mortgage of Rancho Cucamonga, California. Under the Compensation Agreement, we will offer landscape project financing through First Mutual Mortgage. We will get a small fee for each loan that we originate. We will receive a fee of:

         10 basis points of the loan amount on all first trust deed purchase and refinance transactions;

         1.5% on all second trust deed sub-prime credit transactions; and

         1% on the loan amount of all other second trust deed transactions.

         The loans are secured by the client's property. As of the date of this Report, we have not yet made any referrals under this Compensation Agreement, a copy of which was attached to our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001, and which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

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

Results of Operations.
----------------------

          In the quarterly period ended March 31, 2002, we received total financial income of $179,481, of which $171,390 came from our insurance premium financing contracts and $8,091 came from equipment financing. During the quarterly period ended March 31, 2001, these amounts were $147,012; $145,831; and $1,181, respectively.

          Financing expenses during the quarterly periods ended March 31, 2002, and March 31, 2001, were $60,605 and $52,669, respectively. General and administrative expenses decreased to $53,536 during the March 31, 2002 quarter, from $55,475 in the year-ago period.

          Our net income before income tax totaled $65,381 in the quarterly period ended March 31, 2002, as compared to $39,618 in the March 31, 2001, quarter. After provision for income taxes of $27,062 and $11,660, our net income during the March 31, 2002, and 2001, periods was $38,319, and $27,958, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of March 31, 2002, were $5,480,261. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of March 31, 2002, our payable on the line of credit was $3,115,750. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

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

               Annual Report on Form 10-KSB for the calendar year ended December 31, 2001.*

          (b)  Reports on Form 8-K.

               None.

               *  Incorporated herein by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIRCH FINANCIAL, INC.


Date: 5/8/02                          By: /s/ Efraim Donitz
     ---------                           -----------------------------------
                                         Efraim Donitz, CEO, President,
                                         Treasurer and Director


Date: 5/8/02                          By: /s/ Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, Vice President,
                                         Secretary and Director


Date: 5/8/02                          By: /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors


Date: 5/8/02                          By: /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 5/8/02                          By: /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 5/8/02                          By: /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director