Form 10QSB
period 2002-06-30
BIRCH FINANCAIL INC
filed 2002-08-09
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                               June 30, 2002

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

                              BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)

                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2002


                                BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)
                      Condensed Consolidated Balance Sheet
                                 June 30, 2002

                                                               June 30, 2002
ASSETS

   Current Assets

      Cash                                                   $    100,283

      Premium financing receivable, net                         5,897,699

      Premium financing cancellation receivable                   182,373

      Equipment financing receivable - current portion            144,104

      Prepaids and late charges receivable                         59,366

          Total Current Assets                                  6,383,825

   Other Assets

      Equipment financing receivable, net of current portion      433,115

      Deferred tax asset                                           21,904

          Total Other Assets                                      455,019

TOTAL ASSETS                                                 $  6,838,844


    Unaudited - see accompanying notes to financial statements



                             BIRCH FINANCIAL, INC.
          (Formerly known as United States Indemnity & Casualty, Inc.)
                      Condensed Consolidated Balance Sheet
                                  (continued)
                                 June 30, 2002

                                                               June 30, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities

     Bank overdraft                                         $    578,267

      Unfunded premium financing payable                         462,107

      Line of credit                                           4,352,605

      Management fees payable                                     26,898

      Notes payable                                              478,338

      Income taxes payable                                        53,516

      Other accrued liabilities                                   18,931

          Total Current Liabilities                            5,970,662


TOTAL LIABILITIES                                              5,970,662

STOCKHOLDERS' EQUITY

  Common stock - 63,000,000 shares authorized at $0.01 par;
   32,116,548 shares issued and outstanding                      321,165

  Paid in capital                                                252,986

  Retained earnings                                              294,031

TOTAL STOCKHOLDERS' EQUITY                                       868,182

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                         $ 6,838,844

          Unaudited - see accompanying notes to financial statements


                               BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)
                 Condensed Consolidated Statements of Income
                   for the six months ended June 30, 2002 and 2001


                                         Six months       Six months
                                           ended            ended
                                          June 30,         June 30,
                                            2002             2001


Financing Income
   Premium financing                    $   381,473          $   302,066

   Equipment financing                       19,104                4,160

Total Financing Income                      400,577              306,226


Financing Expense
   Premium financing                        151,751               94,671

   Equipment financing                        6,759                    0

Total Financing Expense                     158,510               94,671


Gross Profit                                242,067              211,555

Selling, General and
 Administrative Expense                     112,551              124,411

Operating Profit                            129,516               87,144


Other Income

   Interest income                              521                2,328

Total Other Income                              521                2,328


Income Before Tax Provision                 130,037               89,472


Provision for Income Taxes                  (53,516)             (29,000)


Net Income                              $    76,521          $    60,472

Net income per common share             $      0.00          $      0.00

Weighted average common
 shares outstanding                      32,116,548           32,083,048



    Unaudited - see accompanying notes to financial statements


                           BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)
                  Condensed Consolidated Statements of Income for the three months ended June 30, 2002 and 2001


                                        Three months         Three months
                                           ended                ended
                                          June 30,            June 30,
                                            2002                2001


Financing Income

   Premium financing                    $     210,083        $     156,235

   Equipment financing                         11,013                2,979

Total Financing Income                        221,096              159,214

Financing Expense

   Premium financing                           93,573               42,002

   Equipment financing                          4,332                    0

Total Financing Expense                        97,905               42,002

Gross Profit                                  123,191              117,212

Selling, General and
 Administrative Expense                        59,015               68,936

Operating Profit                               64,176               48,276

Other Income

   Interest income                                480                1,578

Total Other Income                                480                1,578

Income Before Tax Provision                    64,656               49,854

Provision for Income Taxes                    (26,454)             (17,340)

Net Income                              $      38,202        $      32,514

Net income per common share             $        0.00        $        0.00

Weighted average common
 shares outstanding                        32,116,548           32,083,048


    Unaudited - see accompanying notes to financial statements


                                 BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)
                Condensed Consolidated Statements of Cash Flows
                            for the six months ended
                              June 30, 2002 and 2001



Cash Flows from Operating Activities:   Six months           Six months
                                          ended                 ended
                                        June 30, 2002        June 30, 2001


Net Income                              $     76,521         $     60,473

Adjustments to reconcile net income
 to net cash provided by
 operating activities:

    Depreciation and amortization                  0                7,000

    Decrease (increase) in prepaids
     & other receivables                     (57,409)               8,132

    Increase (decrease) in unfunded
     premium financing payable              (394,423)            (124,147)

    Increase (decrease) in accounts
     payable & accrued liabilities             7,904               14,356

    Increase (decrease) in management
     fees payable                            (28,896)             (22,953)

    Increase (decrease) in income
     taxes payable                             2,065               (6,676)

       Net Cash Provided by/(Used for)
        in Operating Activities             (394,238)             (63,815)

Cash Flows from Investing Activities:

   Increase in premium
    financing receivable                  (1,753,909)            (756,612)

   Increase in equipment
    financing receivable                    (340,926)            (127,866)

      Net Cash Used for
       Investing Activities               (2,094,835)            (884,478)


Cash Flows from Financing Activities:

    Increase in bank overdraft               322,600              430,392

    Increase in line of credit             1,717,244              481,479

    Increase in notes payable                327,463                    0

       Net Cash Provided by
        Financing Activities               2,367,307              911,871

Net Increase in Cash                        (121,766)             (36,422)

Beginning Cash Balance                       222,049              106,122

Ending Cash Balance                     $    100,283         $     69,700


     Unaudited - see accompanying notes to financial statements

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation
-----------------

          Premium Finance Division.
          -------------------------

          During the quarterly period ended June 30, 2002, we received $210,083 in interest income from our LCIS premium financing contracts, and our net premium financing receivable with LCIS was $5,897,699.

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

          We have renegotiated our line of credit with Safeco for all contract financing to be provided at the prime interest rate, with a floor of 5.5%. We have increased the Safeco line of credit from $5 million to $7.5 million.

          Equipment Finance Division.
          ---------------------------

          At June 30, 2002, we had a total of $577,219 in equipment financing receivables. We have had discussions with equipment dealers in Southern California. These dealers sell about $10 million of equipment per year. One dealer alone wants us to help finance about four machines per month, which we estimate will total approximately $1,152,000 per year.

          We do not have a separate line of credit for our equipment financing operations. The amount that we are able to fund is limited to the amount of funds that we can borrow from a related party. In total, we hope to finance at least $750,000 by December, 2002. However, we can not assure you that we will reach any specific dollar amount.

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

Results of Operations.
----------------------

          In the quarterly period ended June 30, 2002, we received total financing income of $221,096, of which $210,083 came from our insurance premium financing contracts and $11,013 came from equipment financing. During the quarterly period ended June 30, 2001, these amounts were $159,214; $156,235; and $2,979, respectively.

          Financing expenses during the quarterly periods ended June 30, 2002, and June 30, 2001, were $97,905 and $42,002, respectively. Selling, general and administrative expenses decreased to $59,015 during the June 30, 2002 quarter, from $68,936 in the year-ago period.

          Our net income before income tax totaled $64,656 in the quarterly period ended June 30, 2002, as compared to $49,854 in the June 30, 2001, quarter. After provision for income taxes of $26,454 and $17,340, our net income during the June 30, 2002, and 2001, periods was $38,202, and $32,514, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of June 30, 2002, were $6,838,844. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of June 30, 2002, our payable on the line of credit was $4,352,605. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

               None.

          (b)  Reports on Form 8-K.

               None.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIRCH FINANCIAL, INC.


Date: 8/8/02                          By: /s Efraim Donitz
     ---------                           -----------------------------------
                                         Efraim Donitz, CEO, President,
                                         Treasurer and Director


Date: 8/8/02                          By: /s/ Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, Vice President,
                                         Secretary and Director


Date: 8/8/02                          By: /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors


Date: 8/8/02                          By: /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 8/8/02                          By: /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 8/8/02                          By: /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director

                      CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Birch Financial, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Efraim Donitz, Chief Executive Officer, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated: 8/8/02                          /s/ Efraim Donitz
           ------------                    -----------------------------
                                           Efraim Donitz, Chief Executive
                                           Officer, President and Treasurer