Form 10QSB
period 2002-09-30
BIRCH FINANCAIL INC
filed 2002-11-13
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                            September 30, 2002

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

                              BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)

                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002


                                BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)
                      Condensed Consolidated Balance Sheet
                                September 30, 2002

                                                            September 30, 2002
ASSETS

   Current Assets

      Cash                                                   $    279,154

      Premium financing receivable, net                         6,142,361

      Premium financing cancellation receivable                   215,637

      Equipment financing receivable - current portion            189,627

      Prepaids and late charges receivable                         77,820
                                                             ------------
          Total Current Assets                                  6,904,599

   Other Assets

      Equipment financing receivable, net of current portion      546,391

      Deferred tax asset                                           21,904
                                                             ------------
          Total Other Assets                                      568,295

TOTAL ASSETS                                                 $  7,472,894
                                                             ============

    Unaudited - see accompanying notes to financial statements


                             BIRCH FINANCIAL, INC.
          (Formerly known as United States Indemnity & Casualty, Inc.)
                      Condensed Consolidated Balance Sheet
                                  (continued)
                              September 30, 2002

                                                            September 30, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities

     Bank overdraft                                         $    117,750

      Unfunded premium financing payable                       1,794,208

      Line of credit                                           3,788,491

      Management fees payable                                     68,000

      Notes payable                                              628,241

      Income taxes payable                                       109,629

      Other accrued liabilities                                   18,157
                                                             -----------
          Total Current Liabilities                            6,524,476
                                                             -----------

TOTAL LIABILITIES                                              6,524,476

STOCKHOLDERS' EQUITY

  Common stock - 63,000,000 shares authorized at $0.01 par;
   32,116,548 shares issued and outstanding                      321,165

  Paid in capital                                                252,986

  Retained earnings                                              374,267
                                                             -----------
TOTAL STOCKHOLDERS' EQUITY                                       948,418
                                                             -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                         $ 7,472,894
                                                             ===========

          Unaudited - see accompanying notes to financial statements

                               BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)
                 Condensed Consolidated Statements of Income
             for the nine months ended September 30, 2002 and 2001


                                         Nine months       Nine months
                                           ended            ended
                                         September 30,     September 30,
                                            2002             2001
Financing Income
   Premium financing                    $   586,233          $   478,390
   Equipment financing                       33,890               14,418
                                        -----------          -----------
Total Financing Income                      620,123              492,808

Financing Expense
   Premium financing                        140,465              123,157
   Equipment financing                       13,094                    0
                                        -----------          -----------
Total Financing Expense                     153,559              123,157

Gross Profit                                466,564              369,651

Selling, General and
 Administrative Expense                     200,699              270,372
                                        -----------          -----------
Operating Profit                            265,865               99,279

Other Income
   Interest income                              521                3,419
                                        -----------          -----------
Total Other Income                              521                3,419

Income Before Tax Provision                 266,386              102,698

Provision for Income Taxes                 (109,629)             (37,000)
                                        -----------          -----------
Net Income                              $   156,757          $    65,698
                                        ===========          ===========
Net income per common share             $      0.00          $      0.00
                                        ===========          ===========
Weighted average common
 shares outstanding                      32,116,548           32,084,909
                                        ===========          ===========

    Unaudited - see accompanying notes to financial statements

                           BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)
                  Condensed Consolidated Statements of Income
             for the three months ended September 30, 2002 and 2001


                                        Three months         Three months
                                           ended                ended
                                        September 30,        September 30,
                                            2002                2001
Financing Income

   Premium financing                    $     204,760        $     176,324
   Equipment financing                         14,786               10,258
                                        -------------        -------------
Total Financing Income                        219,546              186,582

Financing Expense

   Premium financing                          (11,286)              28,486
   Equipment financing                          6,335                    0
                                        -------------        -------------
Total Financing Expense                        (4,951)              28,486

Gross Profit                                  224,497              158,096

Selling, General and
 Administrative Expense                        88,148              145,961
                                        -------------        -------------
Operating Profit                              136,349               12,135

Other Income

   Interest income                                  0                1,091
                                        -------------        -------------
Total Other Income                                  0                1,091

Income Before Tax Provision                   136,349               13,226

Provision for Income Taxes                    (56,113)              (8,000)
                                        -------------        -------------
Net Income                              $      80,236        $       5,226
                                        =============        =============
Net income per common share             $        0.00        $        0.00
                                        =============        =============
Weighted average common
 shares outstanding                        32,116,548           32,088,631
                                        =============        =============

    Unaudited - see accompanying notes to financial statements

                            BIRCH FINANCIAL, INC.
           (Formerly known as United States Indemnity & Casualty, Inc.)
                Condensed Consolidated Statements of Cash Flows
                            for the nine months ended
                           September 30, 2002 and 2001


                                        Nine months          Nine months
                                          ended                 ended
                                      September 30, 2002   September 30, 2001
Cash Flows from Operating Activities:
Net Income                              $    156,757         $     65,729
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
    Depreciation and amortization                  0               51,130
    Decrease (increase) in prepaids
     & other receivables                     (75,863)              (2,914)
    Increase (decrease) in unfunded
     premium financing payable               937,678              744,129
    Increase (decrease) in accounts
     payable & accrued liabilities             7,130                4,821
    Increase (decrease) in management
     fees payable                             12,206              (22,953)
    Increase (decrease) in income
     taxes payable                            58,178               (6,676)
                                        ------------         ------------
       Net Cash Provided by/(Used for)
        in Operating Activities            1,096,086              833,266

Cash Flows from Investing Activities:
   Increase in premium
    financing receivable                  (2,031,835)           (1,111,839)
   Increase in equipment
    financing receivable                    (499,725)            (213,052)
                                        ------------         ------------
      Net Cash Used for
       Investing Activities               (2,531,560)          (1,324,891)

Cash Flows from Financing Activities:
    Increase (decrease) in bank overdraft   (137,917)             102,167
    Increase in line of credit             1,153,130              392,424
    Increase in notes payable                477,366                    0
    Issuance of common stock                       0               33,000
                                        ------------         ------------
       Net Cash Provided by
        Financing Activities               1,492,579              527,591

Net Increase in Cash                          57,105               35,966

Beginning Cash Balance                       222,049              106,122
                                        ------------         ------------
Ending Cash Balance                     $    279,154         $    142,088
                                        ============         ============

     Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
   (Formerly known as United States Indemnity & Casualty, Inc.)
       Notes to Condensed Consolidated Financial Statements
                        September 30, 2002
     PRELIMINARY NOTE

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation
-----------------

          Premium Finance Division.
          -------------------------

          During the quarterly period ended September 30, 2002, we received $586,233 in interest income from our LCIS premium financing contracts, and our net premium financing receivable with LCIS was $6,142,361.

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

          Equipment Finance Division.
          ---------------------------

          At September 30, 2002, we had a total of $189,627 in equipment financing receivables. We have had discussions with equipment dealers in Southern California. These dealers sell about $10 million of equipment per year. One dealer alone wants us to help finance about four machines per month, which we estimate will total approximately $1,152,000 per year.

          We do not have a separate line of credit for our equipment financing operations. The amount that we are able to fund is limited to the amount of funds that we can borrow from a related party. In total, we hope to finance at least $750,000 by December, 2002. However, we can not assure you that we will reach any specific dollar amount.

          We also intend to offer lines of credit to companies with "Class A" credit ratings. We hope that this will generate about $2 million in additional loans, although we can not provide any guarantees in this regard.

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

Results of Operations.
----------------------

          In the quarterly period ended September 30, 2002, we received total financing income of $219,546, of which $204,760 came from our insurance premium financing contracts and $14,786 came from equipment financing. During the quarterly period ended September 30, 2001, these amounts were $186,582; $176,324; and $10,258, respectively.

          Financing expenses during the quarterly periods ended September 30, 2002, and September 30, 2001, were ($4,951) and $28,486, respectively. Selling, general and administrative expenses decreased to $88,148 during the September 30, 2002 quarter, from $145,961 in the year-ago period, due to refunds received during the quarter from interest overcharges on our line of credit and collection of previously written-off cancellations receivable.

          Our net income before income tax totaled $136,349 in the quarterly period ended September 30, 2002, as compared to $13,226 in the September 30, 2001, quarter. After provision for income taxes of $56,113 and $8,000, our net income during the September 30, 2002, and 2001, periods was $80,236, and $5,226, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of September 30, 2002, were $7,472,894. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of September 30, 2002, our payable on the line of credit was $3,788,491. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

Item 3.   Controls and Procedures.
----------------------------------

          (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Treasurer has evaluated the Company's disclosure controls and procedures within 90 days prior to the date of this report, and has concluded that these controls and procedures are effective.

          (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the evaluation date.

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

                                      BIRCH FINANCIAL, INC.


Date: 11-12-02                            /s/ Efraim Donitz
     ---------                           -----------------------------------
                                         Efraim Donitz, CEO, President,
                                         Treasurer and Director


Date: 11-12-02                            /s/ Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, Vice President,
                                         Secretary and Director


Date: 11-12-02                            /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors


Date: 11-12-02                            /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 11-12-02                            /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 11-12-02                            /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Efraim Donitz, President, Chief Executive Officer and Treasurer of Birch Financial, Inc., certify that:

     1. I have reviewed this Quarterly report on Form 10-QSB of Birch Financial, Inc.;

     2. Based on my knowledge, this Quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly report (the "Evaluation Date"); and

     c) presented in this Quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002            Signature: /s/ Efraim Donitz
                                               ------------------
                                               Efraim Donitz
                                               President, CEO and Treasurer