Form 10KSB
period 2002-12-31
BIRCH FINANCIAL INC
filed 2003-03-31
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002
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
(State or Other Jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

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

                          Common Stock, $0.01 par value

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
     State Issuer's revenues for its most recent fiscal year:   December 31,
2002 - $824,512.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 18, 2003 - $586,231. There are approximately 4,689,848 shares of common voting stock of the Company held by non-affiliates. These shares have been valued at the average bid and asked prices of the Company's outstanding common stock at $.125.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               March 18, 2003

                                 32,109,848

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of Birch Financial's business development through the end of the calendar year ended December 31, 2001, see our Annual Report on Form 10-KSB for the calendar year then ended, which was filed with the Securities and Exchange Commission on March 15, 2002, and which is incorporated herein by reference. See Item 13 of this Report.

          On January 8, 2003, which is subsequent to the period covered by this Report, we filed with the Securities and Exchange Commission a Form 8-A, by which we registered our $0.01 par value common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Form 8-A is incorporated herein by reference. See Item 13 of this Report.
PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Insurance Premium Financing.
----------------------------

          Neither Birch Financial nor our wholly-owned subsidiary, Birch Financial, Inc., a Missouri corporation ("Birch Missouri") has significant assets or operations. Substantially all of our assets and operations are those of Birch Financial, Inc., a California corporation ("Birch California"), which is a wholly-owned subsidiary of Birch Missouri. Through Birch California, we are engaged in the business of insurance premium finance for landscapers, nurseries, golf courses and other members of the "green industry."

          We offer insurance premium financing services for three insurance agents: Landscape Contractor Insurance, Inc. ("LCIS"); Oak Creek Insurance, which is a "dba" of LCIS, and Ackerman Insurance. LCIS is wholly owned by Golden Oak Cooperative Corporation, which also owns approximately 34% of our outstanding shares. LCIS constitutes over 90% of our insurance premium financing revenue.

          As of December 31, 2002, our premium financing receivables totaled $6,509,314, net of direct charge-offs and allowance for uncollectible accounts of $27,880, as compared to total receivables of $4,168,618, net of unearned interest of $95,809 and reserves for a doubtful account of $21,595, at December 31, 2001.

          Our loans are relatively short term, generally with maturities of approximately nine months. Down payments on our loans are generally 20 percent. Interest rates are tied to the prime lending rate and vary based on the size of the loan. We also give a preferential interest rate to members of the green industry. If a borrower becomes 20 days late on its loan, we send a notice advising the borrower that its coverage may be terminated. Total insurance policy cancellations are approximately $170,000 per year.

          Our insurance premium financing loans are secured by the unearned premiums on the insured's insurance policies. Financed commercial insurance policies typically require that the insured pay the full premium at or near the beginning of the policy period. The insurance company generally earns the full premium over the course of the policy period. If the insured cancels the policy before the end of the policy period, it is usually entitled to a repayment of the unearned portion of the policy payment as of the date of the cancellation.

          Depending on the type of insurance coverage, and the terms of the policy in question, the amount of unearned premium available upon cancellation of a policy will vary. Relevant factors include:

          * the applicable method for measuring unearned premium; for example, whether it is prorated over the policy period or whether more premium is earned at the beginning of the period;

          * the amount of the policy period that has lapsed at the time of cancellation; and

          * the loss experience under the policy before the cancellation; and variations in the scope of the risks covered after the beginning of the policy period.

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

Equipment Financing.
--------------------

          During the quarterly period ended June 30, 2000, we began offering equipment financing services to members of the green industry under the name "Birch Financial Equipment Financing." As of December 31, 2002, we had equipment financing receivables of $828,498.

          Our equipment financing operations focus on equipment financing, including truck and trailer equipment, lawnmowers, tractors and other construction equipment. We may also finance office equipment machines, including copying, data processing, communication, printing and manufacturing equipment. Our contracts will be made exclusively with business users. Initial terms for truck and trailer equipment typically will range from 24 months to 60 months. We had 45 outstanding contracts, with total outstanding balances due within one year of $212,711, at December 31, 2002.

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

          Under our current underwriting guidelines, each loan is originated after a review of the following criteria:

          *    the applicant's ability to repay the loan;

          *    the adequacy of the cash flow from the borrower's operations;
               and

          * the real and tangible personal property that serve as collateral for the loan.

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

          After the preliminary review and due diligence, we will:

          *    require the prospective borrower to provide a deposit for fees;

          * order appraisals if lending against inventory, equipment or real estate; and

          *    schedule an audit.

          Our internal auditing staff conducts an audit generally consisting of a due diligence review of the prospective borrower's accounting and financial records, including a statistical review of accounts receivable and charge-off history. Our internal auditors then submit their audit reports and work papers to our credit committee for review before we extend credit. In making a decision to approve a credit line, Birch Financial establishes credit limits under the revolving credit line and analyzes the prospective client's customer base to ensure compliance with our policies generally limiting our overall exposure to account debtors, especially with respect to privately held or non-investment grade borrowers. When deemed necessary for credit approval, we may obtain guarantees or other types of security from a client or its affiliates and may also obtain subordination and intercreditor agreements from the borrower's other lenders. Under a subordination agreement, one creditor will agree to make its claims to an asset junior to those of another creditor. Although our underwriting guidelines and policies provide that, prior to each loan funding, the account executive assigned to the borrower:

          * obtain the original of a copy of the invoice to be sent to the borrower and the purchase order, if we require one, related to the invoice;

          * confirm the validity and accuracy of a representative sampling of invoices; and

          * mail a letter, on the borrower's letterhead, to the new borrower's customer which introduces Birch Financial and requests the payment be made directly to us.

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

          We expect to have an ongoing need to finance our lending activities. We expect this need to increase as the volume of loan originations increases. Our primary operating cash requirements will include the funding of:

          *    loans pending their sale;

          * fees and expenses incurred in connection with our securitization program;

          * over-collateralization or reserve account requirements in connection with loans pooled and sold;

          * interest, fees, and expenses associated with our warehouse credit and repurchase facilities with certain financial institutions;

          *    federal and state income tax payments; and

          *    ongoing administrative and other operating expenses.

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

          Our loans are typically originated when one of LCIS' or Ackerman's insureds signs a premium finance agreement for its policy. The premium finance agreement contains a limited power of attorney that gives us the power to cancel coverage in the event of default, and a collateral assignment to us of any unearned insurance premium remaining after cancellation.

          When an insured signs a premium finance agreement, it is sent to Automated Installment Systems ("AIS"). AIS then prepares a check for the financed premium amount and sends it to us for signature. The checks are drawn on our account with Citibank, which is funded through our $10 million line of credit with Safeco Capital Services. We have a $10 million promissory note with Safeco. Depending on the nature of the advance from Safeco, we pay interest at the prime rate, provided that the interest rate shall never be less than 5.5%. The advances are secured by our interests in our premium finance agreements with our borrowers and our rights to unearned premiums under those agreements.

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

        Efco, Inc. performs all of our administrative functions that are not performed by AIS. These include the preparation of our correspondence and the billings for our equipment financing operations, as well as miscellaneous secretarial functions. In exchange for these services, we pay Efco $24,000, plus expenses, per year. We have a written Consultant Agreement with Efco, as discussed under "Subsequent Event," below.

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

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICES

          None, not applicable.

COMPETITIVE BUSINESS CONDITIONS

Insurance Premium Financing.
----------------------------

          Our industry is very competitive. Competitors include national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers that offer premium finance services, banks and other lending institutions.

          Approximately 80% of our insurance premium financing activities take place in California. As of December 31, 2001, the most recent date for which figures are available, the California Department of Financial Institutions had a record of 68 insurance premium finance companies doing business in that state. Based on the number of outstanding loans, we ranked 11th. Based on total assets, we were the 15th largest insurance premium financing company in California on that date.

          We believe that we will be able to continue operating in our industry. However, we can not assure you that we will be able to maintain our current competitive position.

Equipment Financing.
--------------------

          The equipment financing industry is very competitive. Banks and commercial finance companies dominate the industry. As of March 18, 2003, we had 45 outstanding equipment loans. Many financing companies left the market in 2000, due to high competition from banks and home equity loans. However, we do not expect our competitive position to be significant.

SOURCES AND AVAILABILITY OF RAW MATERIALS

          None; not applicable.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

          Birch Financial provides insurance premium financing loans for the insureds of only two agents, LCIS and Ackerman.

          We focus our equipment lending efforts on members of the green industry. Although there are thousands of green industry members in our area of operations, our emphasis on that industry will limit the number of potential borrowers.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

          None, not applicable.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES.

          None, not applicable.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

          The making, enforcement and collection of insurance premium financing loans is regulated under state law. These laws vary by state, but they generally do the following:

          * require that insurance premium financing lenders be licensed by the state;

          * restrict the content of premium finance loan agreements and impose certain disclosure requirements on the agreements;

          *    limit the amount of finance charges that the lender can impose;

          * regulate the amount of refunds due to a borrower who prepays the premium finance loan prior to maturity;

          * regulate the amount of late fees, if any, and finance charges that a lender may charge when a loan becomes overdue;

          * regulate the manner of canceling an insurance policy upon non-payment of the loan, including a requirement that the lender notify the borrower before cancellation; and

          * allow imposition of penalties, which may be significant, on premium finance lenders for violations of the state's premium finance laws.

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

SUBSEQUENT EVENTS

            On Febraury 14, 2003, which is subsequent to the period covered by this Report, we entered into a Consultant Agreement with Efco, Inc., which is controlled by our President, Efraim Donitz. Under the Consultant Agreement, Efco agreed to act as our financial manager, which encompasses such administrative duties as the formulation of financial policies and plans and providing overall direction for accounting, tax, insurance, budget, credit and treasury functions. In exchange, Efco is paid $48,000 per year and an annual incentive fee calculated as follows:

            * 10% of the first $100,000 of profit based on Income Before Income Tax, increased by the amount of the management fee and all such expenses that are not directly related to the running of Birch's business, as stated on our audited financial statements; and

            * 20% of all amounts exceeding $100,000, calculated as set forth above.

            The incentive fee is limited to a maximum of $200,000 in a given year.

            Birch also agreed to pay Efco's reasonable business expenses incurred in connection with Birch's business. The Consultant Agreement continues until January 1, 2004, with automatic annual renewals unless either party gives notice of its desire to terminate the agreement within 90 days of the next renewal date. The Consultant Agreement is attached hereto and incorporated herein by reference. See the Exhibit Index, Part III, Item 13 of this Report.

Item 2.  Description of Property.
         ------------------------

          We use a 3,000 square foot office facility in Sylmar, California. The office is owned by The Donitz Family Trust, which owns approximately three percent of our outstanding common stock and is controlled by Efraim Donitz, our President, CEO and Treasurer. The Donitz Family Trust leases the building to Efco, Inc., which is also controlled by Mr. Donitz. We use this facility, including access to its telephone, fax machine and copier, pursuant to our Consultant Agreement with Efco.

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


                             STOCK QUOTATIONS

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---
March 31, 2001                        0.125                0.125

June 30, 2001                         0.125                0.125

September 30, 2001                    0.125                0.125

December 31, 2001                     0.125                0.125

March 31, 2002                        0.125                0.125

June 30, 2002                         0.125                0.125

September 30, 2002                    0.15                 0.125

December 31, 2002                     0.125                0.01

          Now that its common stock has been registered under the 1934 Act, Birch Financial intends to submit for listing on the OTC Bulletin Board of the NASD. However, it can provide no assurance that it will meet the reporting requirements or that any market for its common stock will develop or be maintained.

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

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 485. This does not include an indeterminate number of stockholders who may hold their shares in "street name."

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

          Calendar year ended December 31, 2002.
          --------------------------------------

          In the calendar year ended December 31, 2002, we received total financing income of $824,512, of which $796,972 came from our insurance premium financing contracts and $27,540 came from equipment financing. We received an additional $7,790 in interest income from our bank accounts. We paid total financing expenses of $214,782 during the period, for gross profit of $609,730.

          Selling, general and administrative expenses totaled $255,271 during the calendar year ended December 31, 2002. Our income before income tax totaled $362,249. After provision for income taxes of $149,069, our net income during the period was $213,180.

          We have established an equipment financing line of credit of up to $1 million for Golden Oak and Oakwood, at the prime rate.

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

          Calendar year ended December 31, 2001.
          --------------------------------------

          In the calendar year ended December 31, 2001, we received total financing income of $616,424, of which $596,832 came from our insurance premium financing contracts and $19,592 came from equipment financing. An additional $5,851 came from interest on our bank accounts. We paid total financing expenses of $159,692 during the period, for gross profit of $456,732.

          Our principal operating expenses during the calendar year ended December 31, 2001, were $150,825 paid to AIS; a $31,994 bonus paid to Mr. Donitz; and $24,000 paid to Golden Oak. Total operating expenses were $309,408. Our income before income tax totaled $153,175. After provision for income taxes of $59,273, our net income during the period was $93,902.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of December 31, 2002, were $7,812,327, as compared to total assets of $4,808,366 at December 31, 2001. Cash on hand totaled $284,187 as of that date. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of December 31, 2002, our payable on the line of credit was $4,278,994. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

     Safe Harbor Statement.
     ----------------------

          Statements made in this Form 10-KSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Birch Financial, including, without limitation,
(i) our ability to gain a larger share of the insurance premium financing and equipment financing industries and our ability to retain relationships with LCIS and Ackerman, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

          Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond Birch Financial's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in Birch Financial's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which Birch Financial conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the insurance premium financing and equipment financing industries, demand for financial services, competition, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Birch Financial's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Birch Financial does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Financial Statements.
         ---------------------

         Financial Statements for the years ended December 31, 2002 and 2001

             Independent Auditors' Report

             Consolidated Balance Sheet - December 31, 2002

             Consolidated Statements of Income for the years ended December 31, 2002, and 2001

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, and 2001

             Consolidated Statements of Cash Flows for the years ended December 31, 2002, and 2001

             Notes to Consolidated Financial Statements

                        BIRCH FINANCIAL, INC.

                  CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002
               [WITH INDEPENDENT AUDITORS' REPORT]

                        BIRCH FINANCIAL, INC.


                        Table of Contents

             Independent Auditors' Report                             1

             Consolidated Balance Sheets-December 31, 2002          2-3

             Consolidated Statements of Income for the years ended
             December 31, 2002 and 2001                               4
             Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 2002 and 2001                   5

             Consolidated Statements of Cash Flows for the years
             ended December 31, 2002 and 2001                         6

             Notes to Consolidated Financial Statements            7-11

                   INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Birch Financial, Inc.
North Hollywood, California

We have audited the accompanying consolidated balance sheet of Birch Financial, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birch Financial, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/Mantyla McReynolds

                                   Mantyla McReynolds
March 14, 2003
Salt Lake City, Utah

                        BIRCH FINANCIAL, INC.

                  Consolidated Balance Sheet
                        December 31, 2002

ASSETS
                                                    December 31,
                                                       2002
CURRENT ASSETS:
Cash-Note 1                                             284,187
Premium financing receivable, net-Note 1              6,509,314
Premium financing cancellation receivable-Note 2        170,121
Equipment financing receivable-current portion-Notes
1 & 4                                                   212,711
                                                      ---------
Total Current Assets                                  7,176,333

Other Assets

Equipment financing receivable, net of current
portion-Notes 1 & 4                                     615,787
Deferred tax asset-Note 3                                20,207
                                                      ---------
Total Other Assets                                      635,994

TOTAL ASSETS                                         $7,812,327
                                                      =========

          See accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.

                    Consolidated Balance Sheet
                           (continued)
                        December 31, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY                   December 31,
                                                           2002
LIABILITIES

Current Liabilities
Bank overdraft                                        $ 887,371
Accounts payable                                          5,371
Unfunded premium financing payable-Note 2               757,908
Line of credit-Note 5                                 4,278,994
Management fees payable-Note 2                           84,062
Notes payable-Note 2                                    695,886
Security deposits payable                                28,254
Income taxes payable                                     65,632
Other accrued liabilities                                 5,418
                                                      ---------
Total Current Liabilities                             6,808,896
                                                      ---------
TOTAL LIABILITIES                                     6,808,896

STOCKHOLDERS' EQUITY

Common stock-63,000,000 shares authorized at $0.01
par; 32,109,848 issued and outstanding                  321,098
Paid in capital                                         251,643
Retained earnings                                       430,690
                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                            1,003,431
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $7,812,327
                                                      =========

          See accompanying notes to financial statements
                                3

                        BIRCH FINANCIAL, INC.

                  Consolidated Statements of Income
                for the years ended December 31, 2002 and 2001

                                       Year                 Year
                                       Ended                Ended
                                   December 31,            December 31,
                                       2002                  2001

Financing Income
  Premium financing                  $ 796,972            $ 596,832
  Equipment financing                   27,540               19,592
                                      --------             --------
Total Financing Income                 824,512              616,424
                                      --------             --------

Financing Expense
  Premium financing                    194,081              154,474
  Equipment financing                   20,701                5,218
                                      --------             --------
Total Financing Expense                214,782              159,692

Gross Profit                           609,730              456,732

Selling, General and Administrative
Expense                                255,271              309,408
                                      --------             --------
Operating Profit                       354,459              147,324

Other Income
  Interest income                        7,790                5,851
                                      --------             --------
Total Other Income                       7,790                5,851

Income before Tax Provision            362,249              153,175

Provision for Income Taxes            (149,069)             (59,273)
                                      --------             --------
Net Income                            $213,180             $ 93,902
                                      ========             ========
                                      --------             --------
Net income per common share           $   0.01             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,115,710           32,095,611
                                    ==========           ==========

          See accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.

         Consolidated Statements of Stockholders' Equity
                        for the years ended
                     December 31, 2002 and 2001
                                           Additional                Total
                       Number of  Common    Paid-in   Retained   Stockholders'
                         Shares   Stock     Capital   Earnings     Equity
Balance, December 31,
2000                   32,083,048  320,830   220,321   123,608    664,759

Issued stock for
rounding                      500        5        (5)                   0

Issued stock for cash      33,000      330    32,670                33,000

Net income for 2001                                     93,902      93,902
                       ---------- --------  --------  --------   ---------
Balance, December 31,
2001                   32,116,548 $321,165  $252,986  $217,510   $ 791,661

Repurchased and canceled
shares                     (6,700)     (67)   (1,343)               (1,410)

Net income for 2002                                    213,180     213,180
                       ---------- --------  --------  --------   ---------
Balance, December 31,
2002                   32,109,848 $321,098  $251,643  $430,690  $1,003,431
                       ========== ========  ========  ========   =========

          See accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.

                Consolidated Statements of Cash Flows
                        for the years ended
                     December 31, 2002 and 2001
                                                     Year          Year
                                                     Ended         Ended
                                                  December 31,   December 31,
                                                     2002           2001
Cash Flows from Operating Activities:

Net Income                                      $  213,180       $   93,902
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                          0           51,130
Decrease (increase) in prepaids & other receivables  1,957           25,329
Decrease (increase) in deferred tax asset            1,697          (21,904)
Increase (decrease) in unfunded premium financing
payable                                            (98,622)         324,076
Increase (decrease) in accounts payable & accrued
liabilities                                           (238)          (3,711)
Increase (decrease) in management fees payable      28,268            3,841
Increase (decrease) in security deposits payable    28,254                0
Increase (decrease) in income taxes payable         14,181           44,775
                                                ----------       ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                       188,677          517,438

Cash Flows from Investing Activities:

Increase in premium financing receivable        (2,353,272         (886,334)
Increase in equipment financing receivable        (592,205)        (207,631)
                                                ----------       ----------
  Net Cash Used for Investing Activities        (2,945,477)      (1,093,965)

Cash Flows From Financing Activities:

Increase in bank overdraft                         631,704           15,159
Increase in line of credit                       1,643,633          493,420
Increase in notes payable                          545,011          150,875
Purchase and cancellation of shares                 (1,410)               0
Issued stock for cash                                    0           33,000
                                                 ---------       ----------
  Net Cash Provided by Financing Activities      2,818,938          692,454

Net Increase in Cash                                62,138          115,927

Beginning Cash Balance                             222,049          106,122
                                                 ---------        ---------
Ending Cash Balance                              $ 284,187        $ 222,049
                                                 =========       ==========

Supplemental Disclosure Information:

Cash paid during the year for interest           $ 206,734        $ 159,692
Cash paid during the year for income taxes       $ 133,191        $  36,402

          See accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2002
NOTE 1 Summary of Significant Accounting Policies

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

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2002


NOTE 1    Summary of Significant Accounting Policies (continued)

     Statement of Cash Flows
     Cash is comprised of cash on hand or on deposit in banks. The Company had $284,187 and $222,049 at December 31, 2002 and 2001. At times during the year the Company maintains more than $100,000 in one bank. Cash is only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Funds in excess of $100,000 are not insured by the FDIC or any other Federal agency. As of the balance sheet date the Company had $281,858 in a single bank. Cash overdraft consists of outstanding checks that have not yet cleared the bank.

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

     Amortization

     During 2001 the Company adopted Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities", issued by the American Institute of Certified Public Accountants, which requires that start up costs, including organization costs be expensed as incurred rather than amortized over a period not to exceed five years. Consequently, the unamortized organization costs existing at December 31, 2000 were fully amortized during 2001. Amortization expense amounted to $0 and $51,130 for the years ended December 31, 2002 and 2001.

     Net Income Per Common Share

     Net income per common share is based on the weighted average number of shares outstanding during the periods shown. The Company had no common stock equivalents outstanding at December 31, 2002 and 2001.

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

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2002

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

     Interest income on equipment financing contracts is computed based on the effective interest method. Late charges are recognized as income when payment for such charges is received. Recoveries of loans and receivables previously charged off are recognized as income when received.

     Receivables

     In the first quarter of 2002, the Company adopted SOP 01-06, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-06"). SOP 01-06 addresses disclosures on accounting policies relating to trade accounts receivable and is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-06 had no impact on our results of operations or financial position. Premium financing receivables, which have a term of not more than nine months, are stated at outstanding principal balance, net of direct charge-offs and allowance for uncollectible accounts. Charge-offs are deducted from receivables when they are deemed uncollectible. The allowance for uncollectible accounts is calculated as the principal amounts 180 days past due, the amount being $27,880 at December 31, 2002. Management believes this method to be adequate based on the Company's history coupled with the Company's ability to cancel insurance contracts for non-payment and receive early termination refunds directly from the insurance company.

     The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118. These standards require that all creditors value loans at the loan's fair market value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Equipment financing receivables, which have a term of one to five years, are stated at outstanding principal balance, net of allowance for uncollectible accounts, which approximates fair value. Management has not included an allowance for uncollectible equipment financing receivables due to a history of no credit losses on such loans. These loans are secured by equipment and the Company has security deposits in the amount of $28,254 at December 31, 2002.

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

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2002


NOTE 2    Related Party Transactions

     The Company obtains its premium financing business largely through an entity that has the same management and directors as the Company. As of December 31, 2002 and 2001, the company had an unfunded premium financing payable due to this related party of $757,908 and $856,530, respectively.

     The Company had a premium financing cancellation receivable due from the same related party of $170,121 and $157,545 at December 31 2002 and 2001. The cancellation receivable is a result of the early termination of insurance policies for which the premium has been paid in full.

     The Company borrowed funds from a related party to fund its equipment financing business. At December 31, 2002, the Company had notes payable to the related party totaling $695,886, due on demand and bearing interest at 4.25%.

     The Company is obligated to pay a management fee bonus to a management company controlled by its executive officer. The fee is based on the Company's net income before tax and certain other expenses. The fee is payable annually following the year in which it is earned. For the years ended December 31, 2002 and 2001, the Company accrued $84,062 and $31,794, and paid $31,794 and $27,953 to the management company. The Company also pays a fixed management fee to the same entity in the amount of $2,000 per month. The management services received include the use of administrative employees and systems as well as office space.

NOTE 3    Accounting for Income Taxes

     In accordance with SFAS 109, the Company has recorded a provision for income taxes of $149,069 and $59,273 for the years ended December 31, 2002 and 2001. Income tax liabilities per tax returns for the same periods totaled $146,445 and $81,177. A deferred tax asset has been recorded due to timing differences, namely amortization and bad debt expense, of the current year, not currently deductible for income tax purposes. No valuation allowance has been recorded because management believes that there is a greater than 50% likelihood that the deferred tax asset will be fully realized in future years. The deferred tax asset has been calculated as follows:

                                                        December 31,
                                                            2002

          Deferred federal deductions at 34% rate        $17,185
          Deferred state deductions at 10.84% rate         3,022
                                                         -------
               Total deferred tax asset                  $20,207
                                                         =======

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2002

     NOTE 4    Equipment Financing Receivable

     Scheduled principal reductions of the Company's long-term equipment financing receivable at December 31, 2002 are as follows:

                   2003       $212,711
                   2004        234,891
                   2005        201,511
                   2006        149,976
                   2007         29,409
                   Thereafter        0
                              --------
                              $828,498
                              ========

NOTE 5    Line of Credit Arrangement

     The Company has a $10,000,000 line of credit with a financial institution for its normal operating needs. Borrowing under this line is due on demand, bears interest at Bank of America's prime lending rate (4.25% at December 31, 2002) with a floor of 5.5%, and is collateralized by the Company's premium financing receivable. As of December 31, 2002 and 2001, the balance due under the line was $4,278,994 and $2,635,361.

NOTE 6    Stock Transactions

     During August 2001 the Company issued 33,000 shares of its common stock for cash at $1.00 per share in a public offering.

     During November 2002 the Company purchased and canceled 6,700 shares of its common stock for $1,410 in cash.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          During the past two fiscal years, there have been no changes in our independent auditor that have not been previously reported in our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001. See Item 13 of this Report.

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

Business Experience.
--------------------

          Efraim Donitz. Mr. Donitz is 65 years of age. In addition to his duties as President, CFO and Treasurer of Birch Financial, Mr. Donitz has been the CFO of Oakwood Insurance Co., Ltd., and CLCA Insurance Trust since 1994. He is also CFO of Golden Oak Co-op Corporation and L.C.I.S. Mr. Donitz is also one of the founders of L.C.I.S., which is the insurance agency arm of the California Landscape Contractors Association. He has also been the President of EFCO, Inc. since 1983. Mr. Donitz is a licensed landscape contractor and insurance agent. He holds a degree in Agricultural Business and Management and a Bachelor of Science in Fruit Industries from California Polytechnic University. Mr. Donitz is a past President of the California Landscape Contractors' Association.
          Nelson L. Colvin. In addition to his duties as Vice President, Secretary and Director of Birch Financial, Mr. Colvin, age 65, is President/CEO of Golden Oak Co-op Corporation, and Secretary of Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the executive director of the CLCA Insurance Trust since 1994. From 1959 to 1961, Mr. Colvin attended Los Angeles City College, where he studied accounting and real estate. He is a licensed landscape contractor and has been a member of the California Landscape Contractors Association since 1971. Mr. Colvin is also a past President of the California Landscape Contractors' Association.

          Keith L. Walton. Mr. Walton is 62 years old. In addition to his duties as Vice President and Director of Birch Financial, Mr. Walton is President of Oakwood Insurance Co., Ltd., Director of Golden Oak Co-op Corporation and L.C.I.S. and President of Land Care Corp. and Brookside Olympic. He is also the owner of Chapman Woods Nursery, Inc., which was founded in 1975.

          Barry L. Cohen. In addition to his duties as Chairman of the Board of Directors of Birch Financial, Mr. Cohen, age 61, is Vice President of Oakwood Insurance Co., Ltd., Director of Golden Oak Co-op Corporation, director of L.C.I.S. and owner of Diablo Landscape Co. He has owned B. L. Cohen Landscape, Inc., since 1972. Mr. Cohen is a past President of the California Landscape Contractors Association.

          Lebo Newman. Mr. Newman is 48 years of age. In addition to his duties as a Director of Birch Financial, Mr. Newman is Chairman of Golden Oak Co-op Corporation. Mr. Newman owns Liberty Enterprises. Since 1974, he has been the President and sole stockholder of R. L. Company, Inc., a California corporation doing business as Redwood Landscaping, which was sold to Service Master. Mr. Newman is a past President of the California Landscape Contractors' Association.

          Timothy F. Nord. Mr. Nord is 56 years old. In addition to his duties as Director of Birch Financial, Mr. Nord is a Director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He is also the Chairman of the Compensation Committee for Birch, Oakwood and Golden Oak. He has also owned Nord Landscape Services since 1971. Mr. Nord is a past President of the California Landscape Contractors' Association.

          Ronald H. Dietz. Mr. Dietz is 51 years of age. In addition to his duties as Director of Birch Financial, Mr. Dietz is a Director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He is the Chairman of L.C.I.S. and of the Audit Committees for Birch, Oakwood and Golden Oak. He has been the President and CEO of Dietz Hydroseeding Co. since 1979. Mr. Dietz is a licensed contractor. He was the President of the California Landscape Contractors Association in 1989.

          Richard L. Angelo. In addition to his duties as Director of Birch Financial, Mr. Angelo, age 59, is a Director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the President of Stay Green Inc. since 1970. Mr. Angelo is a past President of the California Landscape Contractors Association.

          Frank D. Quaresma. In addition to his duties as Director of Birch Financial, Mr. Quaresma, age 48, is Chairman of the Board of Golden Oak Co-op Corporation, and a Director of Oakwood Insurance Co., Ltd. and L.C.I.S. He has owned Live Oak Landscape since 1977.

          Mickey D. Strauss. Mr. Strauss, age 57, has been the Chief Executive Officer of American Landscape, Inc., since 1973. He is a past President of the California Landscape Contractors Association and has been voted Man of the Year by the San Fernando Valley chapter of that association.

          Jon R. Alsdorf. Mr. Alsdorf is 57 years of age. He has been a licensed contractor in Fresno, California since 1984. He is a Director of Golden Oak Co-op Corporation and L.C.I.S. and is a past President of the California Landscape Contractors Association.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          On or about February 13, 2003, each of our directors, executive officers and 10% stockholder filed with the Securities and Exchange Commission a Form 3 Initial Statement of Beneficial Ownership of Securities disclosing the Birch Financial securities that he/it beneficially owned as of that date.



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
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Efraim       12/31/00  -0-   (1)   -0-   -0-    -0-       -0-  -0-
Donitz,      12/31/01 24,000 (1)   -0-   -0-    -0-       -0-  -0-
CEO, Pres.   12/31/02 24,000 (1)   -0-   -0-    -0-       -0-  -0-
and Treasurer

Nelson L.    12/31/00  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Colvin,      12/31/01  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Vice Pres.   12/31/02  -0-   -0-   -0-   -0-    -0-       -0-  -0-
and Secretary

Keith L.     12/31/00  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Walton,      12/31/01  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Vice Pres.   12/31/02  -0-   -0-   -0-   -0-    -0-       -0-  -0-


     (1) We pay our President, Efraim Donitz, 10% of our first $100,000 of pre-tax earnings and 20% of all pre-tax earnings in excess of $100,000. The amount payable to Mr. Donitz thereunder is capped at $200,000 per year. For the calendar year ended December 31, 2002, we have accrued $84,062, which we expect to pay in April, 2003. For the calendar year ended December 31, 2001, we accrued and paid $31,794 to Mr. Donitz under this arrangement.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

          Our officers are our only employees. We do not have any written employment agreements or any change-in-control arrangements with our officers. However, we do have a Consultant Agreement with Efco, Inc., which is controlled by our President, Efraim Donitz. See the Exhibit Index, Item 13 of this Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the shareholdings of each of our stockholders who is known to beneficially own more than five percent of our outstanding common stock as of March 18, 2003. Except as otherwise indicated, to the knowledge of management, each of these stockholders has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Golden Oak Cooperative             10,920,000                 34%
Corporation (1)
17029 Chatsworth St.
Granada Hills, CA 91344

Oakwood Insurance Co., Ltd. (1)    10,500,000                 33%
P.O. Box HM 1538
Hamilton HM FX, Bermuda
                                   ----------                -----
          TOTALS                   21,420,000                 67%


          (1) Golden Oak beneficially owns approximately 49% of Oakwood.

Security Ownership of Management.
---------------------------------

          The following table sets forth the shareholdings of our directors and executive officers as of March 18, 2003. Each of these persons has sole investment and sole voting power over the shares indicated.


                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

Efraim Donitz                   1,000,000                  3%
The Donitz Family Trust
12419 Debby St.
No. Hollywood, CA 91606

Nelson L. Colvin                  500,000 (1)              1.5%
8754 Jumilla Av
Northridge, CA 91324

Keith L. Walton                 1,000,000                  3%
800 N. Meadowpacs Rd.
Walnut, CA 91789

Barry L. Cohen                    100,000 (2)              0.3%
19519 Kenosha Court
Saratoga, CA 95070

Lebo Newman                     1,000,000                  3%
2540 Bennett Ridge Rd.
Santa Rosa, CA 95404

Timothy F. Nord                   100,000 (3)              0.3%
2425 Alder Street
Bakersfield, CA 93301

Ronald H. Dietz                   300,000 (4)              0.9%
8244 E. Hillsdale Drive
Orange, CA 92869

Richard L. Angelo                    -0-                    -0-
11774 Monte Leon Way
Northridge, CA 91326

Frank D. Quaresma               1,000,000                  3%
3342 McDonald Ave.
Modesto, CA 95358

Mickey D. Strauss                    -0-                    -0-
7949 Deering Avenue
Canoga Park, CA  91304

Jon R. Alsdorf                       -0-                    -0-
4235 West Alamos
Fresno, CA  93722

                                ---------                 -----
All directors and executive
officers as a group
(11 persons)                   5,000,000                  15.6%


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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

          Pursuant to our Consultant Agreement with Efco, Inc., an entity that is controlled by our President, CEO and Treasurer, we pay Efco based on our pre-tax earnings. We pay Mr. Donitz 10% of the first $100,000 of pre-tax earnings, and 20% of any pre-tax earnings above $100,000. The amount payable under this arrangement is capped at $200,000 per year. Each year, we also pay Efco an administration fee of $24,000, plus expenses, under the Consultant Agreement. See the subheading "Subsequent Event" of the caption "Description of Business" and the caption "Executive Compensation" of this Report.

          Golden Oak owns approximately 35% of our outstanding shares. LCIS, which is one of the two insurers for whom we offer premium financing services, is a wholly-owned subsidiary of Golden Oak. As of December 31, 2002, and 2001, we had unfunded premium financing payables to LCIS of $757,908 and $856,530, respectively. As of December 31, 2002, and 2001, we had a cancellation receivable from LCIS of $170,121 and $157,545, respectively.

          As of December 31, 2002, we had a note payable to Golden Oak in the amount of $695,886. The note is payable on demand and bears interest at the rate of 4.25%. These funds have been used to fund our equipment financing business.

          Each of our directors and executive officers is also a director or executive officer of Golden Oak and Oakwood. Golden Oak is owned by the employer members of the California Landscape Contractors' Association.

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Birch Financial has no parents, except to the extent that Golden Oak and Oakwood may be deemed to be parents due to their collective ownership of approximately 67% of our outstanding shares.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2002, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

          None; not applicable.

Exhibits
--------

Exhibit
Number               Description
------               -----------

10                   Consultant Agreement with Efco, Inc., dated February 14,
                     2003

DOCUMENTS INCORPORATED BY REFERENCE

                                         Where incorporated in
     Document                            this Report*
     --------                            -----------

Annual Report on Form 10-KSB             Part I, Item 1
for the calendar year ended
December 31, 2002

Form 8-A                                 Part I, Item 1

          * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14. Controls and Procedures.
         ------------------------

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

                              SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BIRCH FINANCIAL, INC.


Date:  3/28/03                         /s/ Efraim Donitz
      -------------                    -------------------
                                       Efraim Donitz
                                       Chief Executive Officer, President,
                                       Treasurer and Director

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        BIRCH FINANCIAL, INC.


Date: 3/28/03                           /s/ Efraim Donitz
     -------------                      -------------------
                                        Efraim Donitz
                                        Chief Executive Officer, President,
                                        Treasurer and Director


Date:  3/28/03                          /s/ Nelson L. Colvin
      -------------                     ---------------------
                                        Nelson L. Colvin
                                        Vice President, Secretary and Director


Date:  3/28/03                          /s/ Barry L. Cohen
      -------------                     --------------------
                                        Barry L. Cohen
                                        Chairman of the Board of Directors


Date:  3/28/03                          /s/ Keith L. Walton
      -------------                     --------------------
                                        Keith L. Walton
                                        Vice President and Director


Date:  3/28/03                          /s/ Ronald H. Dietz
      -------------                     --------------------
                                        Ronald H. Dietz
                                        Director


Date:  3/28/03                          /s/ Lebo Newman
      -------------                     --------------------
                                        Lebo Newman
                                        Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Efraim Donitz, President, Chief Executive Officer and Treasurer of Birch Financial, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003               Signature:  /s/ Efraim Donitz
                                                --------------------------
                                                Efraim Donitz
                                                President, CEO and Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Birch Financial, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Efraim Donitz, President, CEO and Treasurer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Efraim Donitz
----------------
Efraim Donitz
President, CEO and Treasurer
3/28/03