Form 10QSB
period 2003-03-31
BIRCH FINANCIAL INC
filed 2003-05-13
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                              March 31, 2003

                                32,109,848
                                ----------

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

                      BIRCH FINANCIAL, INC.
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2003

                      BIRCH FINANCIAL, INC.

               Condensed Consolidated Balance Sheet
                          March 31, 2003


                                                      March 31,
                                                       2003

ASSETS
CURRENT ASSETS:
Cash                                                 $  276,892
Premium financing receivable, net                     7,605,321
Premium financing cancellation receivable               193,133
Equipment financing receivable-current portion          273,888
                                                      ---------
Total Current Assets                                  8,349,234

Other Assets

Equipment financing receivable, net of current
portion                                                 626,441
Deferred tax asset                                       20,207
                                                      ---------
Total Other Assets                                      646,648

TOTAL ASSETS                                         $8,995,882
                                                      =========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
                Condensed Consolidated Balance Sheet
                           (continued)
                          March 31, 2003

                                                       March 31,
                                                         2003

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Bank overdraft                                       $  234,371
Unfunded premium financing payable                    1,424,674
Line of credit                                        5,263,402
Management fees payable                                 108,287
Notes payable                                           736,018
Security deposits payable                                31,474
Income taxes payable                                     40,084
Other accrued liabilities                                96,825
                                                      ---------
Total Current Liabilities                             7,935,135
                                                      ---------
TOTAL LIABILITIES                                     7,935,135

STOCKHOLDERS' EQUITY

Common stock-63,000,000 shares authorized at $0.01
par; 32,109,848 issued and outstanding                  321,098
Paid in capital                                         251,643
Retained earnings                                       488,006
                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                            1,060,747
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $8,995,882
                                                      =========

         Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
       for the three months ended March 31, 2003 and 2002
                                  For the Three         For the Three
                                  Months Ended          Months Ended
                                    March 31,             March 31,
                                       2003                 2002


Financing Income
  Premium financing                  $ 243,328            $ 171,389
  Equipment financing                   18,395                8,092
                                      --------             --------
Total Financing Income                 261,723              179,481
                                      --------             --------

Financing Expense
  Premium financing                     70,741               58,178
  Equipment financing                    7,571                2,427
                                      --------             --------
Total Financing Expense                 78,312               60,605

Gross Profit                           183,411              118,876

Selling, General and Administrative
Expense                                 86,011               53,536
                                      --------             --------
Operating Profit                        97,400               65,340

Other Income
  Interest income                            0                   41
                                      --------             --------
Total Other Income                           0                   41

Income before Tax Provision             97,400               65,381

Provision for Income Taxes             (40,084)             (27,062)
                                      --------             --------
Net Income                            $ 57,316             $ 38,319
                                      ========             ========

                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,116,548
                                     ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Cash Flows
                     for the three months ended
                       March 31, 2003 and 2002

                                                For the Three  For the Three
                                                 Months Ended   Months Ended
                                                March 31, 2003 March 31, 2002
Cash Flows from Operating Activities:
Net Income                                         $   57,316 $   38,319
Adjustments to reconcile net income to net cash
provided by Operating Activities:
Decrease (increase) in prepaid & other receivables          0     (8,656)
Increase (decrease) in unfunded premium financing
 payable                                              666,766    (65,912)
Increase (decrease) in accounts payable & accrued
 liabilities                                           86,036      6,359
Increase (decrease) in management fees payable         24,225    (42,345)
Increase (decrease) in security deposits payable        3,220          0
Increase (Decrease) in income taxes payable           (25,548)   (24,389)
                                                   ---------- ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                          812,015    (96,624)
                                                   ---------- ----------

Cash Flows from Investing Activities:
Increase in premium financing receivable           (1,119,019)  (673,661)
Increase in equipment financing receivable            (71,831)   (50,891)
                                                   ---------- ----------
  Net Cash Used for Investing Activities           (1,190,850)  (724,552)
                                                   ---------- ----------

Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft                (653,000)   191,753
Increase in line of credit                            984,408    480,389
Increase in notes payable                              40,132     87,721
                                                    --------- ----------
  Net Cash Provided by Financing Activities           371,540    759,863
                                                    --------- ----------
Net Increase in Cash                                   (7,295)   (61,313)

Beginning Cash Balance                                284,187    222,049
                                                    --------- ----------
Ending Cash Balance                                 $ 276,892 $  160,736
                                                    ========= ==========

                                4
    Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
       Notes to Condensed Consolidated Financial Statements
                         March 31, 2003


     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission.   The interim financial statements
     reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.
                               5

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          In the quarterly period ended March 31, 2003, we received total financing income of $261,723, of which $243,328 came from our insurance premium financing contracts and $18,395 came from equipment financing. During the quarterly period ended March 31, 2002, these amounts were $179,481; $171,389; and $8,092, respectively. This increase in income was due primarily to increased financing volume.

          Total financing expenses during the quarterly periods ended March 31, 2003, and March 31, 2002, were $78,312 and $60,605, respectively.
Selling, general and administrative expenses increased to $86,011 during the March 31, 2003 quarter, from $53,536 in the year-ago period, due primarily to increased processing fees from Automated Installment Systems, which processes our premium finance agreements, and increased management fees paid to Efco, Inc., which is controlled by our President, CEO and Treasurer, Efraim Donitz. Payments to Efco are based on our pre-tax profits; as pre-tax profits increase, so do the payments to Efco.

          Our net income before income tax totaled $97,400 in the quarterly period ended March 31, 2003, as compared to $65,381 in the March 31, 2002, quarter. After provision for income taxes of $40,084 and $27,062, our net income during the March 31, 2003, and 2002, periods was $57,316, and $38,319, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of March 31, 2003, were $8,995,882. We believe that our current assets and income from operations will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of March 31, 2003, our payable on the line of credit was $5,263,402. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

Forward-Looking Statements.
---------------------------

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

Item 3.   Controls and Procedures.
----------------------------------

          (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Treasurer has evaluated Birch Financial's disclosure controls and procedures within 90 days prior to the date of this report, and has concluded that these controls and procedures are effective.

          (b) Changes in Internal Controls. There were no significant changes in Birch Financial's internal controls or, to Birch Financial's knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the evaluation date.

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

                                      BIRCH FINANCIAL, INC.


Date: 5/12/03                             /s/ Efraim Donitz
     ---------                           -----------------------------------
                                         Efraim Donitz, CEO, President,
                                         Treasurer and Director


Date: 5/12/03                             /s/ Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, Vice President,
                                         Secretary and Director


Date: 5/12/03                             /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors


Date: 5/12/03                             /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 5/12/03                             /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 5/12/03                             /s/ Lebo Newman
     ---------                           -----------------------------------
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

Dated: 5/12/03                       Signature: /s/ Efraim Donitz
      -----------                              ------------------
                                               Efraim Donitz
                                               President, CEO and Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of Birch Financial, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Efraim Donitz, Chief Executive Officer, President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 /s/ Efraim Donitz
-----------------------
Efraim Donitz
Chief Executive Officer,
President and Treasurer
5/12/2003