Form 10QSB
period 2003-06-30
BIRCH FINANCIAL INC
filed 2003-08-13
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                               June 30, 2003

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

                      BIRCH FINANCIAL, INC.
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2003

                      BIRCH FINANCIAL, INC.

               Condensed Consolidated Balance Sheet
                           June 30, 2003

                                                      June 30,
                                                       2003
ASSETS
Current Assets
Cash                                                 $  232,909
Premium financing receivable, net                     8,754,072
Premium financing cancellation receivable               172,968
Equipment financing receivable-current portion          277,711
Other current assets                                     86,426
                                                    -----------
Total Current Assets                                  9,524,086

Other Assets

Equipment financing receivable, net of current
portion                                                 627,900
Deferred tax asset                                       20,207
                                                    -----------
Total Other Assets                                      648,107

TOTAL ASSETS                                        $10,172,193
                                                    ===========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
                Condensed Consolidated Balance Sheet
                           (continued)
                          June 30, 2003

                                                        June 30,
                                                         2003
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Accounts payable                                     $   21,460
Unfunded premium financing payable                      996,219
Line of credit                                        6,846,926
Management fees payable                                  72,069
Notes payable                                           744,735
Security deposits payable                                37,754
Income taxes payable                                     99,295
Other current liabilities                               208,325
                                                     ----------
Total Current Liabilities                             9,026,783
                                                     ----------
TOTAL LIABILITIES                                     9,026,783

STOCKHOLDERS' EQUITY

Common stock-63,000,000 shares authorized at $0.01
par; 32,109,848 issued and outstanding                  321,098
Paid in capital                                         251,643
Retained earnings                                       572,669
                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                            1,145,410
                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $10,172,193
                                                     ==========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
         for the six months ended June 30, 2003 and 2002
                                  For the Six           For the Six
                                  Months Ended          Months Ended
                                    June 30,             June 30,
                                       2003                 2002
Financing Income
  Premium financing                  $ 528,462            $ 380,782
  Equipment financing                   34,472               19,795
                                      --------             --------
Total Financing Income                 562,934              400,577
                                      --------             --------

Financing Expense
  Premium financing                    118,964              109,044
  Equipment financing                   14,571                6,759
                                      --------             --------
Total Financing Expense                133,535              115,803

Gross Profit                           429,399              284,774

Selling, General and Administrative
Expense                                188,125              155,258
                                      --------             --------
Operating Profit                       241,274              129,516

Other Income
  Interest income                            0                  521
                                      --------             --------
Total Other Income                           0                  521

Income before Tax Provision            241,274              130,037

Provision for Income Taxes             (99,295)             (53,516)
                                      --------             --------
Net Income                            $141,979             $ 76,521
                                      ========             ========

                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,116,548
                                    ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
       for the three months ended June 30, 2003 and 2002
                                  For the Three         For the Three
                                  Months Ended          Months Ended
                                    June 30,              June 30,
                                       2003                 2002
Financing Income
  Premium financing                  $ 285,134            $ 209,393
  Equipment financing                   16,077               11,703
                                      --------             --------
Total Financing Income                 301,211              221,096
                                      --------             --------

Financing Expense
  Premium financing                     60,685               63,555
  Equipment financing                    7,571                4,332
                                      --------             --------
Total Financing Expense                 68,256               67,887

Gross Profit                           232,955              153,209

Selling, General and Administrative
Expense                                 89,081               89,033
                                      --------             --------
Operating Profit                       143,874               64,176

Other Income
  Interest income                            0                  480
                                      --------             --------
Total Other Income                           0                  480

Income before Tax Provision            143,874               64,656

Provision for Income Taxes             (59,211)             (26,454)
                                      --------             --------
Net Income                            $ 84,663             $ 38,202
                                      ========             ========

                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,116,548
                                    ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Cash Flows
                     for the six months ended
                      June 30, 2003 and 2002

                                                 Six months     Six Months
                                                   Ended          Ended
                                                June 30, 2003  June 30, 2002
Cash Flows from Operating Activities:
Net Income                                         $  141,979 $   76,521
Adjustments to reconcile net income to net cash
provided by Operating Activities:
Decrease (increase) in prepaids & other receivables   (86,426)   (57,409)
Increase (decrease) in unfunded premium financing
 payable                                             (757,908)  (394,423)
Increase (decrease) in accounts payable & accrued
 liabilities                                          218,996      7,904
Increase (decrease) in management fees payable        (12,993)   (28,896)
Increase (decrease) in security deposits payable       (9,500)         0
Increase (Decrease) in income taxes payable            33,663      2,065
                                                   ---------- ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                         (472,189)  (394,238)
                                                   ---------- ----------

Cash Flows from Investing Activities:
Increase in loans financing receivable             (2,304,718)(2,094,835)
                                                   ---------- ----------
  Net Cash Used for Investing Activities           (2,304,718)(2,094,835)
                                                   ---------- ----------

Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft                (887,371)   322,600
Increase in line of credit                          2,567,932  1,717,244
Increase in notes payable                           1,045,068    327,463
Issuance of common stock                                    0          0
                                                    --------- ----------
  Net Cash Provided by Financing Activities         2,725,629  2,367,307
                                                    --------- ----------
Net Increase in Cash                                  (51,278)  (121,766)

Beginning Cash Balance                                284,187    222,049
                                                    --------- ----------
Ending Cash Balance                                 $ 232,909 $  100,283
                                                    ========= ==========

                                5
    Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
       Notes to Condensed Consolidated Financial Statements
                         June 30, 2003


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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          In the quarterly period ended June 30, 2003, we received total financing income of $301,211, of which $285,134 came from our premium financing contracts and $16,077 came from equipment financing. During the quarterly period ended June 30, 2002, these amounts were $221,096; $209,393; and $11,703, respectively.

          Financing expenses during the quarterly periods ended June 30, 2003, and June 30, 2002, were $68,256 and $67,887, respectively. Selling, general and administrative expenses were $89,081 during the June 30, 2003 quarter, and $89,033 in the year-ago period.

          Our net income before income tax totaled $143,874 in the quarterly period ended June 30, 2003, as compared to $64,656 in the June 30, 2002, quarter. After provision for income taxes of $59,211 and $26,454, our net income during the June 30, 2003, and 2002, periods was $84,663, and $38,202, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of June 30, 2003, were $10,172,193. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of June 30, 2003, our payable on the line of credit was $6,846,926. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

               31 - 302 Certification.

               32 - 906 Certification.

          (b)  Reports on Form 8-K.

               None.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIRCH FINANCIAL, INC.


Date: 8-12-03                        By: /s Efraim Donitz
     ---------                           -----------------------------------
                                         Efraim Donitz, CEO, President,
                                         Treasurer and Director


Date: 8-12-03                        By: /s/ Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, Vice President,
                                         Secretary and Director


Date: 8-12-03                        By: /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors


Date: 8-12-03                        By: /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 8-12-03                        By: /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 8-12-03                        By: /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director