Form 10QSB
period 2003-09-30
BIRCH FINANCIAL INC
filed 2003-11-14
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                            November 11, 2003

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

                      BIRCH FINANCIAL, INC.
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2003

                      BIRCH FINANCIAL, INC.

               Condensed Consolidated Balance Sheet
                       September 30, 2003

                                                  September 30,
                                                       2003
ASSETS
Current Assets
Cash                                                 $  256,440
Premium financing receivable, net                     8,588,289
Premium financing cancellation receivable               192,790
Equipment financing receivable-current portion          277,711
Other current assets                                     37,770
                                                    -----------
Total Current Assets                                  9,353,000

Other Assets

Equipment financing receivable, net of current
portion                                                 729,850
Deferred tax asset                                       20,207
                                                    -----------
Total Other Assets                                      750,057

TOTAL ASSETS                                        $10,103,057
                                                    ===========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
                Condensed Consolidated Balance Sheet
                           (continued)
                        September 30, 2003

                                                     September 30,
                                                         2003
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Accounts payable                                     $   21,090
Bank overdraft balance                                  380,553
Unfunded premium financing payable                    2,244,641
Line of credit                                        5,009,128
Management fees payable                                 108,415
Notes payable                                           768,596
Security deposits payable                                43,500
Income taxes payable                                    139,580
Other current liabilities                               184,541
                                                     ----------
Total Current Liabilities                             8,900,044
                                                     ----------
TOTAL LIABILITIES                                     8,900,044

STOCKHOLDERS' EQUITY

Common stock-63,000,000 shares authorized at $0.01
par; 32,109,848 issued and outstanding                  321,098
Paid in capital                                         251,643
Retained earnings                                       630,272
                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                            1,203,013
                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $10,103,057
                                                     ==========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
      for the nine months ended September 30, 2003 and 2002
                                   Nine Months           Nine Months
                                     Ended                 Ended
                                  September 30,         September 30,
                                       2003                 2002
Financing Income
  Premium financing                  $ 784,129            $ 586,233
  Equipment financing                   55,712               33,890
                                      --------             --------
Total Financing Income                 839,841              620,123
                                      --------             --------

Financing Expense
  Premium financing                    211,435              140,465
  Equipment financing                   22,535               13,094
                                      --------             --------
Total Financing Expense                233,970              153,559

Gross Profit                           605,871              466,564

Selling, General and Administrative
Expense                                266,836              200,699
                                      --------             --------
Operating Profit                       339,035              265,865

Other Income
  Interest income                          127                  521
                                      --------             --------
Total Other Income                         127                  521

Income before Tax Provision            339,162              266,386

Provision for Income Taxes            (139,580)            (109,629)
                                      --------             --------
Net Income                            $199,582             $156,757
                                      ========             ========

                                      --------             --------
Net income per common share           $   0.01             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,116,548
                                    ==========           ==========


          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
      for the three months ended September 30, 2003 and 2002
                                  Three Months          Three Months
                                     Ended                 Ended
                                  September 30,         September 30,
                                       2003                 2002
Financing Income
  Premium financing                  $ 255,668            $ 204,760
  Equipment financing                   21,240               14,786
                                      --------             --------
Total Financing Income                 276,908              219,546
                                      --------             --------

Financing Expense
  Premium financing                     77,900              (11,286)
  Equipment financing                    7,696                6,335
                                      --------             --------
Total Financing Expense                 85,596               (4,951)

Gross Profit                           191,312              224,497

Selling, General and Administrative
Expense                                 93,551               88,148
                                      --------             --------
Operating Profit                        97,761              136,349

Other Income
  Interest income                          127                    0
                                      --------             --------
Total Other Income                         127                    0

Income before Tax Provision             97,888              136,349

Provision for Income Taxes             (40,285)             (56,113)
                                      --------             --------
Net Income                            $ 57,603             $ 80,236
                                      ========             ========

                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,116,548
                                    ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Cash Flows
                     for the Nine months ended
                    September 30, 2003 and 2002

                                                Nine months    Nine Months
                                                   Ended          Ended
                                                September 30,  September 30,
                                                    2003           2002
Cash Flows from Operating Activities:
Net Income                                         $  199,582 $  156,757
Adjustments to reconcile net income to net cash
provided by Operating Activities:
Decrease (increase) in prepaids & other receivables  (116,870)   (75,863)
Increase (decrease) in unfunded premium financing
 payable                                            1,486,733    937,678
Increase (decrease) in accounts payable & accrued
 liabilities                                           10,654      7,130
Increase (decrease) in management fees payable         24,000     12,206
Increase (decrease) in security deposits payable       15,246          0
Increase (Decrease) in income taxes payable            73,948     58,178
                                                   ---------- ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                        1,693,293  1,096,086
                                                   ---------- ----------

Cash Flows from Investing Activities:
Increase in loans financing receivable             (2,113,666)(2,531,560)
                                                   ---------- ----------
  Net Cash Used for Investing Activities           (2,113,666)(2,531,560)
                                                   ---------- ----------

Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft                (506,818)  (137,917)
Increase (decrease) in line of credit                 826,734  1,153,130
Increase in notes payable                              72,710    477,366
Issuance of common stock                                    0          0
                                                    --------- ----------
  Net Cash Provided by Financing Activities           392,626  1,492,579
                                                    --------- ----------
Net Increase in Cash                                  (27,747)    57,105

Beginning Cash Balance                                284,187    222,049
                                                    --------- ----------
Ending Cash Balance                                 $ 256,440 $  279,154
                                                    ========= ==========

                                5
    Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
       Notes to Condensed Consolidated Financial Statements
                      September 30, 2003


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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Three Months Ended September 30, 2003, and 2002.
          ------------------------------------------------

          In the quarterly period ended September 30, 2003, we received total financing income of $276,908, of which $255,668 came from our premium financing contracts and $21,240 came from equipment financing. During the quarterly period ended September 30, 2002, these amounts were $219,546; $204,760; and $14,786, respectively.

          Financing expenses during the quarterly periods ended September 30, 2003, and September 30, 2002, were $85,596 and $(4,951), respectively, with the increase coming primarily from an increased balance on our loan from Safeco. Selling, general and administrative expenses were $93,551 during the September 30, 2003 quarter, and $88,148 in the year-ago period.

          Our net income before income tax totaled $97,888 in the quarterly period ended September 30, 2003, as compared to $136,349 in the September 30, 2002, quarter. After provision for income taxes of $40,285 and $56,113, our net income during the September 30, 2003, and 2002, periods was $57,603 ($0.00 per share), and $80,236 ($0.00 per share), respectively.

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

          Nine Months Ended September 30, 2003.
          -------------------------------------

          During the nine months ended September 30, 2003, we received total financing income of $839,841, of which $784,129 came from our premium financing activities and $55,712 came from equipment financing. The comparable figures for the nine months ended September 30, 2002, were $620,123; $586,233; and $33,890, respectively.

          Total financing expense was $233,970 during the nine months ended September 30, 2003, as compared to $153,559 in the same period during the prior year. Premium financing expense increased to $211,435 from $140,465 in the September 30, 2002 period. This increase resulted primarily from the increased amount of our Safeco loan. Selling, general and administrative expenses increased to $339,035, from $265,865 during the nine months ended September 30, 2003, due principally to a $24,000 payment to Oakwood and Golden Oak; an increase in our allowance for loans; the payment of $8,500 for a program for our equipment financing billings; and our payments of $5 per bill through that program.

          Net income before income taxes totaled $339,162 during the nine months ended September 30, 2003, as compared to $266,386 in the year-ago period. After provision for income taxes, net income during these periods was $199,582 ($0.01 per share) and $156,757 ($0.00 per share) respectively.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of September 30, 2003, were $10,103,057. We believe that our current assets of $9,353,000, including $cash of $256,440, will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of September 30, 2003, our payable on the line of credit was $5,009,128. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

                                      BIRCH FINANCIAL, INC.


Date: 11/13/03                        By: /s Efraim Donitz
     ---------                           -----------------------------------
                                         Efraim Donitz, CEO, President,
                                         Treasurer and Director


Date: 11/13/03                            /s/ Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, Vice President,
                                         Secretary and Director


Date: 11/13/02                            /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors


Date: 11/13/03                            /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 11/13/03                           /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director

Date: 11/13/03                            /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director