Form 10KSB
period 2003-12-31
BIRCH FINANCIAL INC
filed 2004-04-09
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 333-49736
                                            ---------

                              BIRCH FINANCIAL, INC.
                              ---------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            91-2077659
         ------                                            ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                      17029 Chatsworth Street, Suite 100
                       Granada Hills, California  91344
                       --------------------------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (818) 832-9664


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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:   December 31,
2003 - $1,168,224.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 7, 2004 - $1,251,767. There are approximately 5,689,848 shares of common voting stock of the Company held by non-affiliates. These shares have been valued at the average of the bid and asked prices for the Company's outstanding common stock of $0.22.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Not applicable.

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               April 5, 2004

                                 32,109,848

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of Birch Financial, Inc., a Nevada corporation ("Birch Financial") through the end of the calendar year ended December 31, 2002, see our Annual Reports on Form 10-KSB for the calendar years ended December 31, 2001, and December 31, 2002, which were filed with the Securities and Exchange Commission on March 15, 2002, and March 31, 2002, respectively, and which are incorporated herein by reference. See
Item 13 of this Report.

          On January 8, 2003, we filed with the Securities and Exchange Commission a Form 8-A, by which we registered our $0.01 par value common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). The Form 8-A is incorporated herein by reference.
            On February 14, 2003, we entered into a Consultant Agreement with Efco, Inc., which is controlled by our former President, Efraim Donitz. Under the Consultant Agreement, Efco agreed to act as our financial manager, which encompassed such administrative duties as the formulation of financial policies and plans and providing overall direction for accounting, tax, insurance, budget, credit and treasury functions. In exchange, Efco was paid $48,000 per year and an annual incentive fee calculated as follows:
            * 10% of the first $100,000 of profit based on Income Before Income Tax, increased by the amount of the management fee and all such expenses that are not directly related to the running of Birch's business, as stated on our audited financial statements; and

            * 20% of all amounts exceeding $100,000, calculated as set forth above.

            The incentive fee was limited to a maximum of $200,000 in a given year.

            We also agreed to pay Efco's reasonable business expenses incurred in connection with our business. Effective as of January 16, 2004, which is subsequent to the period covered by this Report, the Board of Directors resolved to terminate the Consultant Agreement. As of that date, Golden Oak Cooperative Corporation, which owns approximately 34% of our outstanding common stock, and with whom we share office space, began providing clerical services. We are billed monthly for these services, which are billed at $35 per hour, not to exceed $40,000 per year.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Insurance Premium Financing.
----------------------------

          Neither Birch Financial nor its wholly-owned subsidiary, Birch Financial, Inc., a Missouri corporation ("Birch Missouri") has significant assets or operations. Substantially all of our assets and operations are those of Birch Financial, Inc., a California corporation ("Birch California"), which is a wholly-owned subsidiary of Birch Missouri. Through Birch California, we are engaged in the business of insurance premium finance for landscapers, nurseries, golf courses and other members of the "green industry."

          We offer insurance premium financing services for three insurance agents: Landscape Contractor Insurance, Inc. ("LCIS"); Oak Creek Insurance, which is a "dba" of LCIS, and Ackerman Insurance. LCIS is wholly owned by Golden Oak Cooperative Corporation, which also owns approximately 34% of our outstanding shares. LCIS constitutes over 90% of our insurance premium financing revenue.

          As of December 31, 2003, our premium financing receivables totaled $8,488,121, net of reserves for doubtful accounts of $11,681, as compared to total receivables of $6,509,314, net of unearned interest of $95,809 and reserves for a doubtful account of $27,880, at December 31, 2002.

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

Equipment Financing.
--------------------

          During the quarterly period ended June 30, 2000, we began offering equipment financing services to members of the green industry under the name "Birch Financial Equipment Financing." As of December 31, 2003, we had equipment financing receivables of $882,719.

          Our equipment financing operations focus on equipment financing, including truck and trailer equipment, lawnmowers, tractors and other construction equipment. We may also finance office equipment machines, including copying, data processing, communication, printing and manufacturing equipment. Our contracts are made exclusively with business users. Initial terms for truck and trailer equipment typically will range from 24 months to 60 months. We had approximately 60 outstanding contracts, with total outstanding balances of $882,719 at December 31, 2003.

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

          We act as a senior secured asset-based lender. This means that our claims on the financed equipment will have priority over the claims of other creditors. Currently, our lending activities are in the southwestern United States. Our office is located in Granada Hills, California. We provide asset-based lending to small to medium-sized businesses with annual revenues ranging from approximately $50,000 to $5 million.

          Our loans are categorized based on the type of collateral securing the loan. We make revolving loans primarily secured by accounts receivable and secondarily by inventory. We also make term loans secured by real property, equipment or other fixed assets. We also may periodically enter into participations with other commercial finance companies. Participations are loans that are made by more than one lender and serviced by one of the participants. Our loans typically have maturities of six months to five years. We believe that this provides borrowers with greater flexibility to manage their borrowing needs. These loans have an automatic renewal for a one-year period at the end of the contract term unless terminated by either party. Termination usually requires 60 days' written notice before the end of the term. Equipment loans are term loans typically with two to five-year amortization periods, but are due and payable upon termination of the master loan and security agreement. An amortization period is the period of time over which the debt is paid. We are currently issuing adjustable loans for preferred customers.

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

          We expect to have an ongoing need to finance our lending activities. We expect this need to increase as the volume of loan originations increases. Our primary operating cash requirements include the funding of:

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

          Approximately 80% of our insurance premium financing activities take place in California. The California Department of Financial Institutions has a record of 67 insurance premium finance companies doing business in that state. Based on net profit, we currently rank 9th. Based on total assets, we are the 15th largest insurance premium financing company in California.

          We believe that we will be able to continue operating in our industry. However, we can not assure you that we will be able to maintain our current competitive position.

Equipment Financing.
--------------------

          The equipment financing industry is very competitive. Banks and commercial finance companies dominate the industry. As of April 6, 2004, we had approximately 60 outstanding equipment loans. Many financing companies left the market in 2000, due to high competition from banks and home equity loans. However, we do not expect our competitive position to be significant.

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

     General.
     --------

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

     Reporting Requirements.
     -----------------------

     As an issuer whose securities are registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), we are required to file periodic reports with the Securities and Exchange Commission. In addition, the National Association of Securities Dealers, Inc. (the "NASD"), requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the Exchange Act, so we must remain current in our reporting obligations in order to continue maintaining quotations on the OTC Bulletin Board.

     The public may read and copy any materials that we file with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330 or 1- 202-942-8090. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

     Small Business Issuer.
     ----------------------

     The Securities and Exchange Commission's integrated disclosure system for small business issuers, which was adopted in Release No. 34-30968 and became effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. Bikini is deemed to be a "small business issuer."

     Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

RESEARCH AND DEVELOPMENT

          Research and development is not a significant part of Birch Financial's operations.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

          Management does not believe that compliance with environmental laws will require a significant portion of its resources.

NUMBER OF EMPLOYEES

            Other than our officers, we do not have any employees.

Item 2.  Description of Property.
         ------------------------

          We use a 1,250 square foot office facility in Granada Hills, California. The office building is owned by Golden Oak, which owns approximately 34% of our outstanding common stock. Our space consists of four offices, a conference room and a supply room. We do not pay any rent for the use of the office, but we pay Golden Oak a fee of $35 per hour for administrative services that it performs on our behalf.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of Birch Financial's security holders during the fourth quarter of the calendar year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
-----------------

          Our common stock is currently quoted on the OTC Bulletin Board under the symbol "BRFL."

          Pink Sheets LLC provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---

March 31, 2001                        0.125                0.125

June 30, 2001                         0.125                0.125

September 30, 2001                    0.125                0.125

December 31, 2001                     0.125                0.125

March 31, 2002                        0.125                0.125

June 30, 2002                         0.125                0.125

September 30, 2002                    0.15                 0.125

December 31, 2002                     0.125                0.01

March 31, 2003                        0.05                 0.01

June 30, 2003                         0.20                 0.03

September 30, 2003                    0.21                 0.20

December 31, 2003                     0.30                 0.21

          If an established public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Commission may hurt any such public market.

          There are no outstanding options, warrants or calls to purchase any of our securities.

Holders
-------

          The number of record holders of Birch Financial's common stock as of the date of this Report is approximately 483. This does include an indeterminate number of stockholders who may hold their shares in "street name."

Dividends
---------

          Birch Financial has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities.
----------------------------------------

          During the past three years, Birch Financial has not sold any securities that were not registered under the Securities Act of 1933 (the "1933 Act").

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

         Birch Financial has not adopted any equity compensation plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

          In the calendar year ended December 31, 2003, we received total financing income of $1,168,224, of which $1,098,139 came from our insurance premium financing contracts, and $70,085 was derived from equipment financing. In 2003, equipment financing represented approximately 6% of our financing income. In 2002, equipment financing represented $27,540, or approximately 3.3% of our total financing income of $824,512. Even though this portion of our operations remains small, it has increased by about 154% from the 2002 calendar year.

          Total financing expense increased to $305,712 in 2003, as compared to $214,782 in the prior year. This increase of approximately 42% is due to our larger volume in financing business in 2003 and is consistent with the 42% rise in total financing income from 2002 to 2003.

          Our selling, general and administrative expenses during the calendar year ended December 31, 2003, totaled $355,309. These expenses were $255,271 in 2002. The increase was due principally to payments to Golden Oak and Oakwood totaling $48,000 in 2003, as well as an increase in our allowance for loans, the payment of $8,500 for a program for our equipment financing billings, and our payments of five dollars per bill through that program.

          After provision for income taxes of $213,752, our net income was $298,478 in 2003. This represents an increase of 40% from our net income after provision for income taxes of $213,180 in 2002. Net income per common share was $0.01 in both periods.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of December 31, 2003, were $9,872,275, as compared to total assets of $7,812,327 at December 31, 2002. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of December 31, 2003, our payable on the line of credit was $6,180,573. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

Item 7.  Financial Statements.
         ---------------------

         Financial Statements for the years ended December 31, 2003 and 2002

             Independent Auditors' Report

             Consolidated Balance Sheet - December 31, 2003

             Consolidated Statements of Income for the years ended December 31, 2003, and 2002

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, and 2002

             Consolidated Statements of Cash Flows for the years ended December 31, 2003, and 2002

             Notes to Consolidated Financial Statements

                     BIRCH FINANCIAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003

               [WITH INDEPENDENT AUDITORS' REPORT]

                      BIRCH FINANCIAL, INC.


                        Table of Contents

                                                                 Page

Independent Auditors' Report                                       1

Consolidated Balance Sheet - December 31, 2003                   2-3

Consolidated Statements of Income for the years ended December
31, 2003 and 2002                                                  4

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2003 and 2002                                   5

Consolidated Statements of Cash Flows for the years ended December
31, 2003 and 2002                                                  6

Notes to Consolidated Financial Statements                      7-11

                   INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Birch Financial, Inc.
Granada Hills, California

We have audited the accompanying consolidated balance sheet of Birch Financial, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birch Financial, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/ Mantyla McReynolds
                                   ----------------------
                                   Mantyla McReynolds
March 15, 2004
Salt Lake City, Utah

                      BIRCH FINANCIAL, INC.
                   Consolidated Balance Sheet
                        December 31, 2003

                                                             December 31,
                                                                2003
ASSETS

   Current Assets
      Cash - Note 1                                         $    149,737
      Premium financing receivable, net - Note 1               8,488,121
      Premium financing cancellation receivable - Note 2         342,093
      Prepaid expense                                                  0
      Equipment financing receivable - current portion -
          Notes 1 & 4                                            286,953
                                                            ------------
          Total Current Assets                                 9,266,904

   Other Assets
      Equipment financing receivable, net of current
          portion - Notes 1 & 4                                  595,766
      Deferred tax asset - Note 3                                  9,605
                                                            ------------
          Total Other Assets                                     605,371

TOTAL ASSETS                                                $  9,872,275
                                                            ============

          See accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
                   Consolidated Balance Sheet
                           (continued)
                       December 31, 2003

                                                             December 31,
                                                                2003

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Bank overdraft                                        $   420,020
      Accounts payable                                            9,296
      Unfunded premium financing payable - Note 2               957,486
      Line of credit - Note 5                                 6,180,573
      Management fees payable - Note 2                          121,558
      Notes payable - Note 2                                    769,063
      Security deposits payable                                  47,897
      Income taxes payable                                       64,473
                                                            -----------
          Total Current Liabilities                           8,570,366
                                                            -----------
TOTAL LIABILITIES                                             8,570,366

STOCKHOLDERS' EQUITY
      Common stock - 63,000,000 shares authorized at $0.01
        par; 32,109,848 shares issued and outstanding           321,098
      Paid in capital                                           251,643
      Retained earnings                                         729,168
                                                            -----------
TOTAL STOCKHOLDERS' EQUITY                                    1,301,909
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 9,872,275
                                                            ===========

          See accompanying notes to financial statements

                     BIRCH FINANCIAL, INC.
               Consolidated Statements of Income
          for the years ended December 31, 2003 and 2002

                                         Year               Year
                                         ended              ended
                                      December 31,       December 31,
                                         2003               2002
Financing Income
   Premium financing                 $1,098,139        $   796,972
   Equipment financing                    70,085             27,540
                                      ----------        -----------
Total Financing Income                 1,168,224            824,512

Financing Expense
   Premium financing                     275,144            194,081
   Equipment financing                    30,568             20,701
                                      ----------        -----------
Total Financing Expense                  305,712            214,782
Gross Profit                             862,512            609,730

Selling, General and Administrative
Expense                                  355,309            255,271

                                      ----------        -----------
Operating Profit                         507,203            354,459

Other Income
   Interest income                         5,027              7,790
                                      ----------        -----------
Total Other Income                         5,027              7,790

Income Before Tax Provision              512,230            362,249
Provision for Income Taxes              (213,752)          (149,069)
                                      ----------        -----------
Net Income                            $  298,478        $   213,180
                                      ==========        ===========
Net income per common share           $     0.01        $      0.01
                                      ==========        ===========
Weighted average common shares
outstanding                           32,115,710         32,115,710
                                      ==========        ===========

          See accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
        Consolidated Statements of Stockholders' Equity
                      for the years ended
                   December 31, 2003 and 2002

                                           Additional                Total
                       Number of  Common    Paid-in   Retained   Stockholders'
                         Shares   Stock     Capital   Earnings     Equity
Balance, December 31,
2001                   32,116,548 $321,165  $252,986  $217,510   $791,661

Repurchased and
canceled shares            (6,700)     (67)   (1,343)              (1,410)

Net income for 2002                                    213,180    213,180
                       ---------- --------  --------  --------   --------
Balance, December 31,
2002                   32,109,848  321,098   251,643   430,690  1,003,431

Net income for 2003                                    298,478    298,478
                       ---------- --------  --------  --------  ---------
Balance, December 31,
2003                   32,109,848 $321,098  $251,643  $729,168 $1,301,909
                       ========== ========  ========  ========  =========

          See accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
              Consolidated Statements of Cash Flows
                       for the years ended
                    December 31, 2003 and 2002
                                                      Year           Year
                                                      ended          ended
                                                   December 31,   December 31,
                                                      2003           2002
Cash Flows from Operating Activities:
    Net Income                                      $298,478       $213,180
    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Decrease (increase) in prepaids & other
       receivables                                         0          1,957
       Decrease (increase) in deferred tax asset      10,602          1,697
       Increase (decrease) in unfunded premium
       financing payable                             199,578        (98,622)
       Increase (decrease) in accounts payable &
       accrued liabilities                            (1,506)          (238)
       Increase (decrease) in management fees
       payable                                        37,496         28,268
       Increase (decrease) in security deposits
       payable                                        19,643         28,254
       Increase (decrease) in income taxes payable    (1,159)        14,181
                                                  ----------     ----------
       Net Cash Provided from Operating Activities   563,132        188,677

Cash Flows from Investing Activities:
    Increase in premium financing receivable      (2,150,779)    (2,353,272)
    Increase in equipment financing receivable       (54,221)      (592,205)
                                                  ----------     ----------
       Net Cash Used for Investing Activities     (2,205,000)    (2,945,477)

Cash Flows from Financing Activities:
    Increase in bank overdraft                      (467,338)       631,704
    Increase in line of credit                     1,901,579      1,643,633
    Increase in notes payable                         73,177        545,011
    Purchase and cancellation of shares                    0         (1,410)
                                                  ----------     ----------
       Net Cash Provided by Financing Activities   1,507,418      2,818,938

Net Increase in Cash                                (134,450)        62,138

Beginning Cash Balance                               284,187        222,049
                                                  ----------     ----------
Ending Cash Balance                               $  149,737     $  284,187
                                                  ==========     ==========
Supplemental Disclosure Information:
  Cash paid during the year for interest          $  313,907     $  206,734
  Cash paid during the year for income taxes      $  138,677     $  133,191

          See accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2003

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

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2003
NOTE 1    Summary of Significant Accounting Policies (continued)

     Statement of Cash Flows
     Cash is comprised of cash on hand or on deposit in banks. The Company had $149,737 and $284,187 at December 31, 2003 and 2002. At times during the year the Company maintains more than $100,000 in one bank. Cash is only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Funds in excess of $100,000 are not insured by the FDIC or any other Federal agency. As of the balance sheet date the Company had $134,861 in a single bank. Cash overdraft consists of outstanding checks that have not yet cleared the bank.

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

     Net Income Per Common Share

     Net income per common share is based on the weighted average number of shares outstanding during the periods shown. The Company had no common stock equivalents outstanding at December 31, 2003 and 2002.

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

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2003

NOTE 1    Summary of Significant Accounting Policies (continued)

     Receivables

     In the first quarter of 2002, the Company adopted SOP 01-06, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-06"). SOP 01-06 addresses disclosures on accounting policies relating to trade accounts receivable and is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SOP 01-06 had no impact on our results of operations or financial position. Premium financing receivables, which have a term of not more than nine months, are stated at outstanding principal balance, net of direct charge-offs and allowance for uncollectible accounts. Charge-offs are deducted from receivables when they are deemed uncollectible. The allowance for uncollectible accounts is calculated as the principal amounts 180 days past due, the amount being $11,681 at December 31, 2003. Management believes this method to be adequate based on the Company's history coupled with the Company's ability to cancel insurance contracts for non-payment and receive early termination refunds directly from the insurance company.

     The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118. These standards require that all creditors value loans at the loan's fair market value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Equipment financing receivables, which have a term of one to five years, are stated at outstanding principal balance, net of allowance for uncollectible accounts, which approximates fair value. Management has not included an allowance for uncollectible equipment financing receivables due to a history of no credit losses on such loans. These loans are secured by equipment and the Company has security deposits in the amount of $47,897 at December 31, 2003.

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

NOTE 2    Related Party Transactions

     The Company obtains its premium financing business largely through an entity that has the same management and directors as the Company. As of December 31, 2003 and 2002, the company had an unfunded premium financing payable due to this related party of $957,486 and $757,908, respectively.

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2003

NOTE 2    Related Party Transactions (continued)

     The Company had a premium financing cancellation receivable due from the same related party of $342,093 and $170,121 at December 31 2003 and 2002. The cancellation receivable is a result of the early termination of insurance policies for which the premium has been paid in full.
     The Company borrowed funds from a related party to fund its equipment financing business. At December 31, 2003, the Company had notes payable to the related party totaling $769,063, due on demand and bearing interest at 4.00%.

     The Company is obligated to pay a management fee bonus to a management company controlled by its executive officer. The fee is based on the Company's net income before tax and certain other expenses. The fee is payable annually following the year in which it is earned. For the years ended December 31, 2003 and 2002, the Company accrued $121,558 and $84,062, and paid $84,062 and $31,794 to the management company. The Company also has paid a fixed management fee to the same entity in the amount of $4,000 per month. The management services received include the use of administrative employees and systems as well as office space.

NOTE 3    Accounting for Income Taxes

     In accordance with SFAS 109, the Company has recorded a provision for income taxes of $213,752 and $149,069 for the years ended December 31, 2003 and 2002. Income tax liabilities per initial tax returns for the same periods totaled $203,150 and $146,445. A deferred tax asset has been recorded due to timing differences, namely amortization and bad debt expense, of the current year, not currently deductible for income tax purposes. No valuation allowance has been recorded because management believes that there is a greater than 50% likelihood that the deferred tax asset will be fully realized in future years. The deferred tax asset has been calculated as follows:

                                                       December
                                                       31, 2003

         Deferred federal deductions at 34% rate        $8,339
        Deferred state deductions at 10.84% rate        1,266
                                                        ------
            Total deferred tax asset                    $9,605
                                                        ======

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2003

NOTE 4    Equipment Financing Receivable

     Scheduled principal reductions of the Company's long-term equipment financing receivable at December 31, 2003 are as follows:
              2004                 $286,953
              2005                  273,638
              2006                  214,643
              2007                   93,467
              2008                   14,018
              Thereafter                  0
                                   --------
                                   $882,719
                                   ========

NOTE 5    Line of Credit Arrangement

     The Company has a $10,000,000 line of credit with a financial institution for its normal operating needs. Borrowing under this line is due on demand, bears interest at Bank of America's prime lending rate (4.00% at December 31, 2003) with a floor of 5.5%, and is collateralized by the Company's premium financing receivable. As of December 31, 2003 and 2002, the balance due under the line was $6,180,573 and $4,278,994.

NOTE 6    Stock Transactions

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

                                            Date of       Date of
                       Positions          Election or   Termination
Name                     Held             Designation   or Resignation
----                     ----             -----------   --------------

Nelson L. Colvin         Vice President      1/14/00       1/22/04
                         CEO                 1/22/04       *
                         President           1/22/04       *
                         Secretary           1/14/00       1/22/04
                         Director            1/14/00       *

Keith L. Walton          Vice President      1/14/00       *
                         Secretary           1/22/04       *
                         Treasurer           1/22/04       *
                         Director            1/14/00       *

Barry L. Cohen           Chairman of the     1/14/00       *
                         Board of Directors

Efraim Donitz            President           1/14/00       1/22/04
                         CEO                 1/14/00       1/22/04
                         Treasurer           1/14/00       1/22/04
                         Director            1/14/00       *

Lebo Newman              Director            1/14/00       *

Barry L. Konier          Director            1/14/00       8/6/02

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

Business Experience.
--------------------

          Nelson L. Colvin. In addition to his duties as CEO, President and director of Birch Financial, Mr. Colvin, age 66, is CEO/President of Golden Oak Co-op Corporation, and Secretary of Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the executive director of the CLCA Insurance Trust since 1994. From 1959 to 1961, Mr. Colvin attended Los Angeles City College, where he studied accounting and real estate. He is a licensed landscape contractor and has been a member of the California Landscape Contractors Association since 1971. Mr. Colvin is also a past President of the California Landscape Contractors' Association.

          Keith L. Walton. Mr. Walton is 63 years old. In addition to his duties as Vice President, Secretary/Treasurer and director of Birch Financial, Mr. Walton is President of Oakwood Insurance Co., Ltd., director of Golden Oak Co-op Corporation and L.C.I.S. and President of Land Care Corp. and Brookside Olympic. He is also the owner of Chapman Woods Nursery, Inc., which was founded in 1975.

          Barry L. Cohen. In addition to his duties as Chairman of the Board of Directors of Birch Financial, Mr. Cohen, age 62, is Vice President of Oakwood Insurance Co., Ltd., director of Golden Oak Co-op Corporation, director of L.C.I.S. and owner of Diablo Landscape Co. He has owned B. L. Cohen Landscape, Inc., since 1972. Mr. Cohen is a past President of the California Landscape Contractors Association.

          Efraim Donitz. Mr. Donitz is 66 years of age. In addition to his duties as a director of Birch Financial, Mr. Donitz has been the CFO of Oakwood Insurance Co., Ltd., and CLCA Insurance Trust since 1994. He is also CFO of Golden Oak Co-op Corporation and L.C.I.S. Mr. Donitz is also one of the founders of L.C.I.S., which is the insurance agency arm of the California Landscape Contractors Association. He has also been the President of Efco, Inc. since 1983. Mr. Donitz is a licensed landscape contractor and insurance agent. He holds a degree in Agricultural Business and Management and a Bachelor of Science in Fruit Industries from California Polytechnic University. Mr. Donitz is a past President of the California Landscape Contractors' Association.

          Lebo Newman. Mr. Newman is 49 years of age. In addition to his duties as a director of Birch Financial, Mr. Newman is a director and Chairman of Finance Committee of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He is also Chairman of the Board of L.C.I.S. Mr. Newman owns Liberty Enterprises. Since 1974, he has been the President and sole stockholder of R. L. Company, Inc., a California corporation doing business as Redwood Landscaping, which was sold to Service Master. Mr. Newman is a past President of the California Landscape Contractors' Association.

          Timothy F. Nord. Mr. Nord is 57 years old. In addition to his duties as director of Birch Financial, Mr. Nord is a director of Golden Oak
Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S.   He has also
owned Nord Landscape Services since 1971. Mr. Nord is a past President of the California Landscape Contractors' Association.

          Ronald H. Dietz. Mr. Dietz is 52 years of age. In addition to his duties as director of Birch Financial, Mr. Dietz is a director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the President and CEO of Dietz Hydroseeding Co. since 1979. Mr. Dietz is a licensed contractor. He was the President of the California Landscape Contractors Association in 1989.

          Richard L. Angelo. In addition to his duties as director of Birch Financial, Mr. Angelo, age 60, is a director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the President of Stay Green Inc. since 1970. Mr. Angelo is a past President of the California Landscape Contractors Association.

          Frank D. Quaresma. In addition to his duties as director of Birch Financial, Mr. Quaresma, age 49, is Chairman of the Board of Golden Oak Co-op Corporation, and a director of Oakwood Insurance Co., Ltd. and L.C.I.S. He has owned Live Oak Landscape since 1977.

          Mickey D. Strauss. Mr. Strauss, age 58, has been the Chief Executive Officer of American Landscape, Inc., since 1973. He is a past President of the California Landscape Contractors Association and has been voted Man of the Year by the San Fernando Valley chapter of that association.

          Jon R. Alsdorf. Mr. Alsdorf is 58 years of age. He has been a licensed contractor in Fresno, California since 1984. He is a director of Golden Oak Co-op Corporation and L.C.I.S.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          On or about February 13, 2003, each of our directors, executive officers and 10% stockholder filed with the Securities and Exchange Commission a Form 3 Initial Statement of Beneficial Ownership of Securities disclosing the Birch Financial securities that he/it beneficially owned as of that date. Based solely on a review of these filings, we believe that each of our directors, executive officers and 10% stockholders is in compliance with
Section 16(a) of the Exchange Act.







Code of Conduct.
----------------

        Birch Financial has adopted a Code of Conduct and it is attached as
Exhibit 14 to this Report and incorporated herein by reference.  See Item 13,
Part III.

Audit Committee.
----------------

         Birch Financial does not currently have an audit committee. The functions that would normally be performed by such a committee are performed by Mr. Colvin.

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
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Efraim       12/31/01  79,749 (1)   -0-   -0-    -0-       -0-  -0-
Donitz,      12/31/02 132,062 (1)   -0-   -0-    -0-       -0-  -0-
Former CEO,  12/31/03 169,558 (1)   -0-   -0-    -0-       -0-  -0-
President
and Treasurer

Nelson L.    12/31/01   -0-   -0-   -0-   -0-    -0-       -0-  -0-
Colvin,      12/31/02   -0-   -0-   -0-   -0-    -0-       -0-  -0-
Former       12/31/03   -0-   -0-   -0-   -0-    -0-       -0-  -0-
Vice Pres.
and Secretary

Keith L.     12/31/01   -0-   -0-   -0-   -0-    -0-       -0-  -0-
Walton,      12/31/02   -0-   -0-   -0-   -0-    -0-       -0-  -0-
Vice Pres.   12/31/03   -0-   -0-   -0-   -0-    -0-       -0-  -0-


     (1) During the years covered by this table, we paid our former President, Efraim Donitz, 10% of our first $100,000 of pre-tax earnings and 20% of all pre-tax earnings in excess of $100,000. The amount payable to Mr. Donitz thereunder was capped at $200,000 per year.  For the calendar year ended December 31,

          2003, we have accrued $121,558, which we expect to pay in the second quarter of 2004. For the calendar year ended December 31, 2002, we accrued and paid $84,062. For the calendar year ended December 31, 2001, we accrued and paid $31,794 to Mr. Donitz under this arrangement, which was terminated in January, 2004.
          During the years covered by this table, an entity that is controlled by Mr. Donitz received a management fee of $4,000 per month. The fee was paid in consideration of the use of that entity's administrative employees and systems, as well as office space.
          This arrangement was also terminated in January, 2004

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the shareholdings of each of our stockholders who is known to beneficially own more than five percent of our outstanding common stock as of April 5, 2004. Except as otherwise indicated, to the knowledge of management, each of these stockholders has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

Golden Oak Cooperative             10,920,000                 34.0%
Corporation (1)
17029 Chatsworth St.
Granada Hills, CA 91344


Oakwood Insurance Co., Ltd. (1)    10,500,000                 32.7%

P.O. Box HM 1538
Hamilton HM FX, Bermuda
                                   ----------                -----
          TOTALS                   21,420,000                 66.7%


          (1) Golden Oak beneficially owns approximately 49% of Oakwood.

Security Ownership of Management.
---------------------------------

          The following table sets forth the shareholdings of our directors and executive officers as of April 5, 2004. Each of these persons has sole investment and sole voting power over the shares indicated.


                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

Nelson L. Colvin                  500,000 (1)              1.5%
8754 Jumilla Av
Northridge, CA 91324

Keith L. Walton                 1,000,000                  3.1%
800 N. Meadowpacs Rd.
Walnut, CA 91789

Barry L. Cohen                    100,000 (2)              0.3%
19519 Kenosha Court
Saratoga, CA 95070

Efraim Donitz                   1,000,000                  3.1%
The Donitz Family Trust
12419 Debby St.
No. Hollywood, CA 91606

Lebo Newman                     1,000,000                  3.1%
2540 Bennett Ridge Rd.
Santa Rosa, CA 95404


Timothy F. Nord                   100,000 (3)              0.3%
2425 Alder Street
Bakersfield, CA 93301
Ronald H. Dietz                   300,000 (4)              0.9%
8244 E. Hillsdale Drive
Orange, CA 92869

Richard L. Angelo                    -0-                    -0-
11774 Monte Leon Way
Northridge, CA 91326

Frank D. Quaresma               1,000,000                  3.1%
3342 McDonald Ave.
Modesto, CA 95358

Mickey D. Strauss                    -0-                    -0-
7949 Deering Avenue
Canoga Park, CA  91304

Jon R. Alsdorf                       -0-                    -0-
4235 West Alamos
Fresno, CA  93722

                                ---------                 -----
All directors and executive
officers as a group
(12 persons)                   5,000,000                  15.4%


          (1) These shares are held jointly with Mr. Colvin's wife.

          (2) These shares are held jointly with Mr. Cohen's wife.

          (3) These shares are held jointly with Mr. Nord's wife.

          (4) These shares are held of record by the Doherty Dietz 1998 Loving Family Trust, which Mr. Dietz controls.

Changes in Control.
-------------------

          There are no present arrangements or pledges of its securities which may result in a change in control of Birch Financial.
Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Birch Financial or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

          Pursuant to our Consultant Agreement with Efco, Inc., an entity that is controlled by our President, CEO and Treasurer, through the calendar year ended December 31, 2003, we paid Efco based on our pre-tax earnings. We paid Mr. Donitz 10% of the first $100,000 of pre-tax earnings, and 20% of any pre-tax earnings above $100,000. The amount payable under this arrangement is capped at $200,000 per year. Each year, we also paid Efco an administration fee of $24,000, plus expenses, under the Consultant Agreement. This arrangement was terminated in January, 2004. See the captions "Description of Business" and "Executive Compensation" of this Report.

          Through the end of 2003, we paid Golden Oak an annual administration fee of $48,000, plus expenses. Golden Oak owns approximately 34% of our outstanding shares. We terminated this arrangement as of January 1, 2004. We now pay Golden Oak $35 per hour for administrative services that it provides to us. Total fees under this arrangement are capped at $40,000 per year.

          L.C.I.S., which is one of the two insurers for whom we offer premium financing services, is a wholly-owned subsidiary of Golden Oak. As of December 31, 2003, and 2002, we had unfunded premium financing payables to L.C.I.S. of $957,486 and $757,908, respectively. As of December 31, 2003, and 2002, we had a cancellation receivable from L.C.I.S. of $342,093 and $170,121, respectively.

          As of December 31, 2003, we had a note payable to Golden Oak in the amount of $769,063. The note is payable on demand and bears interest at the rate of 4%. These funds have been used to fund our equipment financing business.

          Each of our directors and executive officers is also a director or executive officer of Golden Oak and Oakwood. Golden Oak is owned by the employer members of the California Landscape Contractors' Association.

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Birch Financial or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Birch Financial to own of record or beneficially more than five percent of Birch Financial's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Birch Financial or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Birch Financial to own of record or beneficially more than five percent of Birch Financial's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Birch Financial has no parents, except to the extent that Golden Oak and Oakwood may be deemed to be parents due to their collective ownership of approximately 67% of our outstanding shares.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2003, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Birch Financial or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

      None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

14             Code of Conduct

31.1           302 Certification of Nelson L. Colvin

31.2           302 Certification of Keith L. Walton

32             906 Certification

DOCUMENTS INCORPORATED BY REFERENCE

                                         Where incorporated in
     Document                            this Report*
     --------                            -----------

Annual Report on Form 10-KSB             Part I, Item 1
for the calendar year ended
December 31, 2002

Annual Report on Form 10-KSB             Part I, Item 1
for the calendar year ended
December 31, 2001

Form 8-A                                 Part I, Item 1


          * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14. Controls and Procedures.
         ------------------------

          (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Treasurer have evaluated our disclosure controls and procedures within 90 days prior to the date of this report, and have concluded that these controls and procedures are effective.

          (b) Changes in Internal Controls. There were no significant changes in Birch Financial's internal controls or, to its knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the evaluation date.

Item 15.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Birch Financial by its principal accountants during the calendar years ended December 31, 2003 and 2002:


     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $12,373         $12,000

     Audit-related fees                $ 6,323         $ 4,572

     Tax fees                          $   500         $   450

     All other fees                    $     0         $     0
                                       -------         -------
     Total fees                        $19,196         $17,022


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Birch's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BIRCH FINANCIAL, INC.

Date: 4-7-04                            /s/ Nelson L. Colvin
      ------                           ---------------------
                                       Nelson L. Colvin
                                       Chief Executive Officer, President
                                       and Director

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        BIRCH FINANCIAL, INC.


Date: 4-7-04                            /s/ Nelson L. Colvin
      ------                            --------------------
                                        Nelson L. Colvin
                                        Chief Executive Officer, President
                                        and Director


Date: 4-7-04                            /s/ Keith L. Walton
      ------                            -------------------
                                        Keith L. Walton
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 4-7-04                            /s/ Barry L. Cohen
      ------                            ------------------
                                        Barry L. Cohen
                                        Chairman of the Board of Directors


Date: 4-7-04                            /s/ Efraim Donitz
      ------                            -----------------
                                        Efraim Donitz
                                        Director


Date: 4-7-04                            /s/ Lebo Newman
      ------                            ---------------
                                        Lebo Newman
                                        Director


Date: 4-7-04                            /s/ Ronald H. Dietz
      ------                            -------------------
                                        Ronald H. Dietz
                                        Director