Form 10QSB
period 2004-03-31
BIRCH FINANCIAL INC
filed 2004-05-21
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 000-50145


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

                                May 17, 2004

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

                      BIRCH FINANCIAL, INC.
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2004

                      BIRCH FINANCIAL, INC.

               Condensed Consolidated Balance Sheet
                         March 31, 2004

                                                      March 31,
                                                       2004
ASSETS
Current Assets
Cash                                                 $  125,285
Premium financing receivable, net                     9,433,806
Premium financing cancellation receivable               189,326
Equipment financing receivable-current portion          240,000
Prepaid expense                                           3,105
                                                    -----------
Total Current Assets                                  9,991,522

Other Assets

Equipment financing receivable, net of current
portion                                                 601,705
Deferred tax asset                                        9,605
                                                    -----------
Total Other Assets                                      611,310

TOTAL ASSETS                                        $10,602,832
                                                    ===========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
                Condensed Consolidated Balance Sheet
                           (continued)
                          March 31, 2004

                                                       March 31,
                                                         2004
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Bank overdraft                                     $    656,020
Unfunded premium financing payable                    1,280,587
Line of credit                                        6,305,312
Management fees payable                                 121,558
Notes payable                                           678,904
Security deposits payable                                49,502
Income taxes payable                                     83,638
Other accrued liabilities                                 2,684
                                                     ----------
Total Current Liabilities                             9,178,205
                                                     ----------
TOTAL LIABILITIES                                     9,178,205

STOCKHOLDERS' EQUITY

Common stock-63,000,000 shares authorized at $0.01
par; 32,109,848 issued and outstanding                  321,098
Paid in capital                                         251,643
Retained earnings                                       851,886
                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                            1,424,627
                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $10,602,832
                                                     ==========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
      for the three months ended March 31, 2004 and 2003
                                  Three Months          Three Months
                                     Ended                 Ended
                                    March 31,             March 31,
                                     2004                  2003
Financing Income
  Premium financing                  $ 303,805            $ 243,328
  Equipment financing                   15,859               18,395
                                      --------             --------
Total Financing Income                 319,664              261,723

Financing Expense
  Premium financing                     69,010               70,741
  Equipment financing                    7,341                7,571
                                      --------             --------
Total Financing Expense                 76,351               78,312

Gross Profit                           243,313              183,411

Selling, General and Administrative
Expense                                 49,798               86,011
                                      --------             --------
Operating Profit                       193,515               97,400

Other Income
  Interest income                          975                    0
                                      --------             --------
Total Other Income                         975                    0

Income before Tax Provision            194,490               97,400

Provision for Income Taxes             (71,772)             (40,084)
                                      --------             --------
Net Income                            $122,718             $ 57,316
                                      ========             ========


                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,109,848
                                    ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Cash Flows
                     for the three months ended
                      March 31, 2004 and 2003

                                               Three months   Three Months
                                                   Ended          Ended
                                                 March 31,    March 31,
                                                    2004           2003
Cash Flows from Operating Activities:
Net Income                                         $  122,718 $   57,316
Adjustments to reconcile net income to net cash
provided by Operating Activities:
Decrease (increase) in prepaid & other receivables     (3,106)         0
Increase (decrease) in unfunded premium financing
 payable                                              323,103    666,766
Increase (decrease) in accounts payable & accrued
 liabilities                                            2,876     86,036
Increase (decrease) in management fees payable              0     24,225
Increase (decrease) in security deposits payable        1,605      3,220
Increase (Decrease) in income taxes payable            19,165    (25,548)
                                                   ---------- ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                          466,361    812,015

Cash Flows from Investing Activities:
Increase in premium financing receivable             (792,918)(1,119,019)
Increase in equipment financing receivable             41,014    (71,831)
                                                   ---------- ----------
  Net Cash Used for Investing Activities             (751,904)(1,190,850)

Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft                 236,000   (653,000)
Increase in line of credit                            115,250    984,408
Increase (decrease) in notes payable                  (90,159)    40,132
                                                    --------- ----------
  Net Cash Provided by Financing Activities           261,091    371,540
                                                    --------- ----------
Net Increase in Cash                                  (24,452)    (7,295)

Beginning Cash Balance                                149,737    284,187
                                                    --------- ----------
Ending Cash Balance                                 $ 125,285 $  276,892
                                                    ========= ==========
Supplemental Information
  Cash paid for interest                            $  76,351 $   78,312
  Cash paid for income taxes                        $  52,694 $   65,632

                                4
    Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
       Notes to Condensed Consolidated Financial Statements
                         March 31, 2004


     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
     Securities and Exchange Commission.   The interim financial statements
     reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          In the quarterly period ended March 31, 2004, we received total financing income of $319,664, of which $303,805 came from our premium financing contracts and $15,859 came from equipment financing. During the quarterly period ended March 31, 2003, these amounts were $261,723; $243,328; and $18,395, respectively. Revenue from our premium financing operations increased by approximately 19.9% from the first quarter of 2003 to the first quarter of 2004. The decline in equipment financing revenue is due to a decrease in new loans, which we attribute to poor weather in Northern California and the slower economy in the first quarter of 2004. As the weather and economic conditions continue to improve, we expect that our equipment financing business will increase.

          Financing expenses during the quarterly periods ended March 31, 2004, and March 31, 2003, were $76,351 and $78,312, respectively. Selling, general and administrative expenses were $49,798 during the March 31, 2004 quarter, and $86,011 in the year-ago period. This decrease was due largely to the termination of our Consultant Agreement with Efco, Inc. in January, 2004.

          Our income before tax provisions totaled $194,490 in the quarterly period ended March 31, 2004, as compared to $97,400 in the March 31, 2003, quarter. After provision for income taxes of $71,772 and $40,084, our net income during the March 31, 2004, and 2003, periods was $122,718, and $57,316, respectively.

Liquidity and Capital Resources.
--------------------------------

          Our current assets as of March 31, 2004, were $9,991,522, of which $125,285 consisted of cash. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with Safeco to fund our insurance premium financing loans. As of March 31, 2004, our payable on the line of credit was $6,305,312. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

Item 3. Controls and Procedures.
----------------------------------

     The Company's chief executive officer and treasurer are responsible for establishing and maintaining disclosure controls and procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of March 31, 2004, the chief executive officer and the treasurer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     (b) Changes in internal controls

     Based on their evaluation as of March 31, 2004, the chief executive officer and the treasurer have concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1 - 302 Certification of Nelson L. Colvin
               31.2 - 302 Certification of Keith L. Walton

               32   906 Certification.

          (b)  Reports on Form 8-K.

               None.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIRCH FINANCIAL, INC.


Date: 5-21-04                             /s Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, President,
                                         Secretary and Director


Date: 5-21-04                             /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors


Date: 5-21-04                             /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 5-21-04                             /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 5-21-04                             /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director