Form 10QSB
period 2004-06-30
BIRCH FINANCIAL INC
filed 2004-08-12
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                             August 10, 2004

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

                      BIRCH FINANCIAL, INC.
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2004

                      BIRCH FINANCIAL, INC.

               Condensed Consolidated Balance Sheet
                         June 30, 2004

                                                      June 30,
                                                       2004
ASSETS
Current Assets
Cash                                                 $  164,568
Premium financing receivable, net                     9,962,879
Premium financing cancellation receivable                87,080
Equipment financing receivable-current portion          364,000
Other current assets                                      8,547
                                                    -----------
Total Current Assets                                 10,587,074

Other Assets

Equipment financing receivable, net of current
portion                                                 567,307
Deferred tax asset                                        9,605
                                                    -----------
Total Other Assets                                      576,912

TOTAL ASSETS                                        $11,163,986
                                                    ===========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
                Condensed Consolidated Balance Sheet
                           (continued)
                          June 30, 2004
                                                       June 30,
                                                         2004
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Bank overdraft                                     $    476,699
Accounts payable                                          1,512
Unfunded premium financing payable                    1,039,505
Line of credit                                        7,295,178
Notes payable                                           713,509
Security deposits payable                                54,663
Income taxes payable                                     55,045
                                                     ----------
Total Current Liabilities                             9,636,111
                                                     ----------
TOTAL LIABILITIES                                     9,636,111

STOCKHOLDERS' EQUITY

Common stock-63,000,000 shares authorized at $0.01
par; 32,109,848 issued and outstanding                  321,098
Paid in capital                                         251,643
Retained earnings                                       955,134
                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                            1,527,875
                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $11,163,986
                                                     ==========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
         for the six months ended June 30, 2004 and 2003
                                   Six Months           Six Months
                                     Ended                 Ended
                                    June 30,             June 30,
                                     2004                  2003
Financing Income
  Premium financing                  $ 625,223            $ 528,462
  Equipment financing                   34,582               34,472
                                      --------             --------
Total Financing Income                 659,805              562,934

Financing Expense
  Premium financing                    164,646              118,964
  Equipment financing                   14,237               14,571
                                      --------             --------
Total Financing Expense                178,883              133,535

Gross Profit                           480,922              429,399

Selling, General and Administrative
Expense                                102,177              188,125
                                      --------             --------
Operating Profit                       378,745              241,274

Other Income
  Interest income                        1,551                    0
                                      --------             --------
Total Other Income                       1,551                    0

Income before Tax Provision            380,296              241,274

Provision for Income Taxes            (154,330)             (99,295)
                                      --------             --------
Net Income                            $225,966             $141,979
                                      ========             ========


                                      --------             --------
Net income per common share           $   0.01             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,109,848
                                    ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
        for the three months ended June 30, 2004 and 2003
                                  Three Months         Three Months
                                     Ended                 Ended
                                    June 30,             June 30,
                                     2004                  2003
Financing Income
  Premium financing                  $ 321,418            $ 285,134
  Equipment financing                   18,723               16,077
                                      --------             --------
Total Financing Income                 340,141              301,211

Financing Expense
  Premium financing                     95,636               60,685
  Equipment financing                    6,896                7,571
                                      --------             --------
Total Financing Expense                102,532               68,256

Gross Profit                           237,609              232,955

Selling, General and Administrative
Expense                                 52,379               89,081
                                      --------             --------
Operating Profit                       185,230              143,874

Other Income
  Interest income                          576                    0
                                      --------             --------
Total Other Income                         576                    0

Income before Tax Provision            185,806              143,874
Provision for Income Taxes             (82,558)             (59,211)
                                      --------             --------
Net Income                            $103,248             $ 84,663
                                      ========             ========


                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,109,848
                                    ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Cash Flows
                     for the six months ended
                      June 30, 2004 and 2003

                                                 Six months     Six Months
                                                   Ended          Ended
                                                  June 30,       June 30,
                                                    2004           2003
Cash Flows from Operating Activities:
Net Income                                         $  225,966 $  141,979
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease (increase) in prepaid & other receivables     (8,547)   (86,426)
Increase (decrease) in unfunded premium financing
 payable                                               82,019   (757,908)
Increase (decrease) in accounts payable & accrued
 liabilities                                           (7,784)   218,996
Increase (decrease) in management fees payable       (121,558)   (12,993)
Increase (decrease) in security deposits payable        6,766     (9,500)
Increase (Decrease) in income taxes payable            (9,428)    33,663
                                                   ---------- ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                          167,434   (472,189)

Cash Flows from Investing Activities:
Increase in loans financing receivable             (1,268,333)(2,304,718)
                                                   ---------- ----------
  Net Cash Used for Investing Activities           (1,268,333)(2,304,718)

Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft                  56,679   (887,371)
Increase in line of credit                          1,114,605  2,567,932
Increase (decrease) in notes payable                  (55,554) 1,045,068
                                                    --------- ----------
  Net Cash Provided by Financing Activities         1,115,730  2,725,629
                                                    --------- ----------
Net Increase in Cash                                   14,831    (51,278)

Beginning Cash Balance                                149,737    284,187
                                                    --------- ----------
Ending Cash Balance                                 $ 164,568 $  232,909
                                                    ========= ==========

                                5
    Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
       Notes to Condensed Consolidated Financial Statements
                         June 30, 2004


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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

Three Months Ended June 30, 2004 and June 30, 2003.
---------------------------------------------------

          In the quarterly period ended June 30, 2004, we received total financing income of $340,141, of which $321,418 came from our premium financing contracts and $18,723 came from equipment financing. During the quarterly period ended June 30, 2003, these amounts were $301,211; $285,134; and $16,077, respectively. As with the quarterly period ended June 30, 2003, premium financing continues to represent approximately 95% of our total financing income.

          Financing expenses during the quarterly periods ended June 30, 2004, and June 30, 2003, were $102,532 and $68,256, respectively. Premium financing expense rose to $95,636 from $60,685, due principally to a cumulative correction by the Company's former lender, Safeco Capital Services, in the amount of interest charged to the Company in 2003 and the first two quarters of 2004. Equipment financing expense decreased somewhat, to $6,896 in the quarterly period ended June 30, 2004, from $7,571 in the year-ago period.

          Selling, general and administrative expenses were $52,379 during the June 30, 2004 quarter, as compared to $89,081 in the quarterly period ended June 30, 2003. This decrease is primarily the result of the termination of our Consultant Agreement with Efco, Inc. in January, 2004, and the termination of our prior administrative arrangement with Golden Oak Cooperative Corporation in the same month. Our new arrangement with Golden Oak provides for administrative fees to be charged to us at $35 per hour, with an annual cap of $40,000 per year, as compared to a flat annual fee of $48,000 per year under our prior arrangement. This has resulted in substantially reduced administrative expenses.

          After provision for income taxes of $82,558, net income was $103,248 in the quarterly period ended June 30, 2004, as compared to net income of $84,663 in the June 30, 2003 quarter.

Six Months Ended June 30, 2004, and June 30, 2003.
--------------------------------------------------

          In the six months ended June 30, 2004, we received total financing income of $659,805, of which $625,223 came from our premium financing contracts and $34,582 came from equipment financing. During the six months ended June 30, 2003, these amounts were $562,934; $528,462; and $34,472, respectively.

          Financing expenses during the six months ended June 30, 2004, and June 30, 2003, were $178,883 and $133,535, respectively. Selling, general and administrative expenses were $102,177 during the June 30, 2004 six month period, and $188,125 in the period a year-ago. The principal reasons for these fluctuations are as discussed above.

          Our net income during the six months ended June 30, 2004, and 2003, was $225,966, and $141,979, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total current assets as of June 30, 2004, were $10,587,074. We believe that our current assets and our credit facility with First Bank will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with First Bank to fund our insurance premium financing loans. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 5.   Other Information.
----------------------------

          In July, 2004, which is subsequent to the period covered by this Report, we terminated our line of credit with Safeco Capital Services and entered into a new Loan Agreement with First Bank. This Loan Agreement provides for a line of credit of up to $10,000,000 (as compared to $7,500,000 under our line of credit with Safeco), with an interest rate equal to the greater of (i) 0.5% over the Prime Rate; and (ii) 5% per year (as compared to the greater of (i) the Prime Rate; and (ii) 5.5% per year under the Safeco line of credit).

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31   302 Certification of Nelson L. Colvin

               32   906 Certification.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIRCH FINANCIAL, INC.


Date: 8-11-04                             /s Nelson L. Colvin
     ---------                           -----------------------------------
                                         Nelson L. Colvin, President,
                                         Secretary and Director


Date: 8-11-04                             /s/ Barry L. Cohen
     ---------                           -----------------------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors


Date: 8-11-04                             /s/ Keith L. Walton
     ---------                           -----------------------------------
                                         Keith L. Walton, Vice President and
                                         Director


Date: 8-11-04                             /s/ Ronald H. Dietz
     ---------                           -----------------------------------
                                         Ronald H. Dietz, Director


Date: 8-11-04                             /s/ Lebo Newman
     ---------                           -----------------------------------
                                         Lebo Newman, Director