Form 10QSB
period 2004-09-30
BIRCH FINANCIAL INC
filed 2004-10-28
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                             October 22, 2004

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

                      BIRCH FINANCIAL, INC.

           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2004

                      BIRCH FINANCIAL, INC.
              Condensed Consolidated Balance Sheet
                        September 30, 2004

                                                           September 30,
                                                                   2004

ASSETS

   Current Assets
      Cash                                                   $   197,837
      Premium financing receivable, net                       10,096,915
      Premium financing cancellation receivable                  101,509
      Equipment financing receivable - current portion           396,000
      Other current assets                                         2,672
                                                             -----------
          Total Current Assets                                10,794,933

   Other Assets
      Equipment financing receivable, net of current portion     677,447
      Deferred tax asset                                           9,605
                                                             -----------
          Total Other Assets                                     687,052

TOTAL ASSETS                                                 $11,481,985
                                                             ===========


   Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
Condensed          Consolidated Balance Sheet
                           (continued)
                        September 30, 2004

                                                            September 30,
                                                                2004


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Bank overdraft payable                                 $   253,358
      Accounts payable                                            10,711
      Unfunded premium financing payable                       2,692,064
      Line of credit                                           5,895,700
      Notes payable                                              851,321
      Security deposits payable                                   65,217
      Income taxes payable                                        86,552
                                                             -----------
          Total Current Liabilities                            9,854,923
                                                             -----------
TOTAL LIABILITIES                                              9,854,923

STOCKHOLDERS' EQUITY
      Common stock - 63,000,000 shares authorized at $0.01 par;
           32,109,848 shares issued and outstanding              321,098
      Paid in capital                                            251,643
      Retained earnings                                        1,054,321
                                                             -----------
TOTAL STOCKHOLDERS' EQUITY                                     1,627,062
                                                             -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                         $11,481,985
                                                             ===========

          Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
      for the nine months ended September 30, 2004 and 2003

                                       Nine months       Nine months
                                         ended             ended
                                      September 30,     September 30,
                                         2004              2003


Financing Income
   Premium financing                   $ 930,096         $ 784,129
   Equipment financing                    69,867            55,712
                                       ---------         ---------
Total Financing Income                   999,963           839,841

Financing Expense
   Premium financing                     258,217           211,435
   Equipment financing                    22,542            22,535
                                       ---------         ---------
Total Financing Expense                  280,759           233,970

Gross Profit                             719,204           605,871

Selling, General and Administrative
Expense                                  155,112           266,836
                                       ---------         ---------
Operating Profit                         564,092           339,035
Other Income
   Interest income                         2,221               127
                                       ---------         ---------
Total Other Income                         2,221               127

Income Before Tax Provision              566,313           339,162

Provision for Income Taxes              (241,160)         (139,580)
                                       ---------         ---------
Net Income                             $ 325,153         $ 199,582
                                       =========         =========

Net income per common share            $    0.01         $    0.01
                                       =========         =========
Weighted average common shares
outstanding                           32,109,848        32,109,848
                                      ==========        ==========


Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income
      for the three months ended September 30, 2004 and 2003

                                     Three months       Three months
                                        ended              ended
                                     September 30,      September 30,
                                        2004                2003


Financing Income
   Premium financing                 $  304,873         $  255,667
   Equipment financing                   35,285             21,240
                                     ----------         ----------
Total Financing Income                  340,158            276,907

Financing Expense
   Premium financing                     93,571             92,471
   Equipment financing                    8,305              7,964
                                     ----------         ----------
Total Financing Expense                 101,876            100,435

Gross Profit                            238,282            176,472
Selling, General and Administrative
Expense                                  52,935             78,711
                                     ----------         ----------
Operating Profit                        185,347             97,761

Other Income
   Interest income                          670                127
                                     ----------         ----------
Total Other Income                          670                127

Income Before Tax Provision             186,017             97,888

Provision for Income Taxes              (86,830)           (40,285)
                                     ----------         ----------
Net Income                           $   99,187         $   57,603
                                     ==========         ==========

Net income per common share          $     0.00         $     0.00
                                     ==========         ==========
Weighted average common shares
outstanding                          32,109,848         32,109,848
                                     ==========         ==========


Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
         Condensed Consolidated Statements of Cash Flows
                    for the nine months ended
                   September 30, 2004 and 2003

                                             Nine months       Nine months
                                                ended             ended
                                             September 30,     September 30,
                                                2004              2003


Cash Flows from Operating Activities:

Net Income                                    $  325,153       $  199,582
Adjustments to reconcile net income to net
cash provided by operating activities:
    Decrease (increase) in prepaids & other
    receivables                                   (2,672)         (37,770)
    Increase (decrease) in unfunded premium
    financing payable                          1,734,578        1,486,733
    Increase (decrease) in accounts payable &
    accrued liabilities                            1,415          194,842
    Increase (decrease) in management fees
    payable                                     (121,558)          24,353
    Increase (decrease) in security deposits
    payable                                       17,320           15,246
    Increase (decrease) in income taxes payable   22,079           73,948
                                              ----------      -----------
       Net Cash Provided by/(Used for) in
       Operating  Activities                   1,976,315        1,956,934

Cash Flows from Investing Activities:
   Increase in loans financing receivable     (1,558,938)      (2,280,707)
                                              ----------      -----------
       Net Cash Used for Investing Activities (1,558,938)      (2,280,707)

Cash Flows from Financing Activities:
    Increase (decrease) in bank overdraft       (166,662)        (506,818)
    Increase (decrease) in line of credit       (284,873)         730,134
    Increase in notes payable                     82,258           72,710
    Issuance of common stock                           0                0
                                              ----------      -----------
       Net Cash Provided by Financing
       Activities                               (369,277)         296,026

Net Increase in Cash                              48,100          (27,747)

Beginning Cash Balance                           149,737          284,187
                                              ----------      -----------
Ending Cash Balance                           $  197,837      $   256,440
                                              ==========      ===========


     Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 2004

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          In July, 2004, Safeco, with whom we had a $7,500,000 line of credit, advised us that it was leaving the premium finance industry. Accordingly, we negotiated a new $10,000,000 line of credit with First Bank. As with our old Safeco line of credit, the First Bank line of credit is at an interest rate of 1/2% over the prime lending rate. However, the First Bank loan has an interest rate floor of only 5%, as compared to a floor of 5-1/2% on the Safeco loan.

          In the quarterly period ended September 30, 2004, we received total financing income of $340,158, of which $304,873 came from our premium financing contracts and $35,285 came from equipment financing. During the quarterly period ended September 30, 2003, these amounts were $276,907; $255,667; and $21,240, respectively.

          Financing expenses during the quarterly periods ended September 30, 2004, and September 30, 2003, were $101,876 and $100,435, respectively. Selling, general and administrative expenses were $52,935 during the September 30, 2004 quarter, and $78,711 in the year-ago period.

          Our income before tax provisions totaled $186,017 in the quarterly period ended September 30, 2004, as compared to $97,888 in the September 30, 2003, quarter. After provision for income taxes of $86,830 and $40,285, our net income during the September 30, 2004, and 2003, periods was $99,187, and $57,603, respectively.

          In the nine months ended September 30, 2004, we received total financing income of $999,963, of which $930,096 came from our premium financing contracts and $69,867 came from equipment financing. During the nine months ended September 30, 2003, these amounts were $839,841; $784,129; and $55,712, respectively.
          Financing expenses during the nine months ended September 30, 2004, and September 30, 2003, were $280,759 and $233,970, respectively. Selling, general and administrative expenses were $155,112 during the September 30, 2004 nine month period, and $266,836 in the period a year ago.

          Our income before tax provisions totaled $566,313 in the nine months ended September 30, 2004, as compared to $339,162 in the September 30, 2003, period. After provision for income taxes of $241,160 and $139,580, our net income during the September 30, 2004, and 2003, nine months ended was $325,153, and $199,582, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of September 30, 2004, were $11,481,985. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with First Bank to fund our insurance premium financing loans. As of September 30, 2004, our payable on the line of credit was $5,895,700. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

Item 3. Controls and Procedures.
----------------------------------

     Within 90 days prior to the date of this Quarterly Report and as of the period covered thereby, we carried out an evaluation, under the supervision and with the participation of our President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          No matter was submitted to a vote of our stockholders during the quarterly period ended September 30, 2004. However, on October 6, 2004, which is subsequent to the period covered by this Report, our Board of Directors and the holders of approximately 79.2% of our outstanding common stock voted to amend our Articles of Incorporation to increase our authorized capital from 63,000,000 shares of $0.01 par value common stock to 200,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock having such rights and preferences as the Board of Directors shall determine. On October 12, 2004, we filed with the Securities and Exchange Commission a definitive information statement with respect to this matter. The information statement was mailed to our stockholders on October 18, 2004. We expect to file a Certificate of Amendment with the Nevada Secretary of State on or about November 8, 2004.

          On October 6, 2004, our Board of Directors and majority stockholders also voted to strike Section 2.11 from our Bylaws. Section 2.11 had provided that stockholders may take actions without a meeting if all stockholders entitled to vote on the matter consent in writing. This provision was deleted because it was already addressed by Article VI of our Articles of Incorporation. We filed a Current Report on Form 8-K with respect to this matter on October 6, 2004. See Part II, Item 6 of this Quarterly Report.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1 - 302 Certification of Nelson L. Colvin

               31.2 - 302 Certification of Keith L. Walton

               32 - 906 Certification.

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K dated October 6, 2004, and filed with the Securities and Exchange Commission on the same date.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIRCH FINANCIAL, INC.


Date: 10-26-04                       By:  /s Nelson L. Colvin
     ---------                           --------------------
                                         Nelson L. Colvin, President,
                                         CEO and Director


Date: 10-26-04                            /s/ Barry L. Cohen
     ---------                           -------------------
                                         Barry L. Cohen, Chairman of the Board
                                         of Directors


Date: 10-26-04                            /s/ Keith L. Walton
     ---------                           --------------------
                                         Keith L. Walton, Vice President,
                                         Secretary/Treasurer and Director


Date: 10-26-04                            /s/ Ronald H. Dietz
     ---------                           --------------------
                                         Ronald H. Dietz, Director


Date: 10-26-04                            /s/ Lebo Newman
     ---------                           ----------------
                                         Lebo Newman, Director