Form 10KSB
period 2004-12-31
BIRCH FINANCIAL INC
filed 2005-04-08
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 000-50145
                                            ---------

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

                          Common Stock, $0.01 par value

     Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X     No            (2)  Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the Company's revenues for its most recent fiscal year: December 31, 2004 - $1,350,181.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 31, 2004 - $1,040,471.18. There are approximately 7,431,937 shares of common voting stock of the Company held by non-affiliates. These shares have been valued at the average bid and asked prices of the Company's common stock at March 31, 2005 ($.14).

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the Company has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes      No
                                                     ----    ----

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Company's classes of common equity, as of the latest practicable date:

                               March 31, 2005

                                 32,109,848

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          For a discussion of the business development of Birch Financial, Inc. ("Birch Financial," the "Company," "we," "our," "us" and words of similar import) through the end of the calendar year ended December 31, 2003, see our Annual Report on Form 10-KSB for the calendar year then ended, which was filed with the Securities and Exchange Commission on April 9, 2004, and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

         On October 6, 2004, we resolved to strike Section 2.11, Written Consent to Action by Shareholders, from our Bylaws; actions by stockholders without a meeting are already covered by Article VI of our Articles of Incorporation. We filed an 8-K Current Report dated October 6, 2004, with the Securities and Exchange Commission regarding this change on October 6, 2004. See Part III, Item 13 of this Annual Report.

          On November 8, 2004, we amended our Articles of Incorporation to increase our authorized capital from $630,000, consisting of 63,000,000 shares of common stock having a par value of one cent ($0.01) per share, to $2,100,000, divided into 200,000,000 shares of one cent ($0.01) par value common stock and 10,000,000 shares of one cent par value preferred stock, and with the preferred stock to have such rights and preferences as the Board of Directors shall determine. We filed an 8-K Current Report dated Movember 8, 2004, regarding this change in authorized capital with the Securities and Exchange Commission on November 12, 2004. See Part III, Item 13 of this Annual Report.

Business.
---------

Principal Products or Services and Their Markets.
-------------------------------------------------

     Insurance Premium Financing.
     ----------------------------

          Neither we nor our wholly-owned subsidiary, Birch Financial, Inc., a Missouri corporation ("Birch Missouri") has significant assets or operations. Substantially all of our assets and operations are those of Birch Financial, Inc., a California corporation ("Birch California"), which is a wholly-owned subsidiary of Birch Missouri. Through Birch California, we are engaged in the business of insurance premium finance for landscapers, nurseries, golf courses and other members of the "green industry."

          We offer insurance premium financing services for three insurance agents: Landscape Contractor Insurance, Inc. ("LCIS"); Oak Creek Insurance, which is a "dba" of LCIS; and Ackerman Insurance. LCIS is wholly-owned by Golden Oak Cooperative Corporation ("Golden Oak"), which also owns approximately 34% of our outstanding shares. LCIS constitutes over 90% of our insurance premium financing revenue.

          As of December 31, 2004, our premium financing receivables totaled $9,137,080, net of reserves for a doubtful accounts of $6,055, as compared to total receivables of $8,488,121, and reserves for a doubtful account of $11,681, at December 31, 2003.

          Our loans are relatively short term, generally with maturities of approximately nine months. Down payments on our loans are generally 20 percent. Interest rates are tied to the prime lending rate and vary based on the size of the loan. We also give a preferential interest rate to members of the green industry. If a borrower becomes 20 days late on a loan, we send a notice advising the borrower that coverage may be terminated. Total insurance policy cancellations are approximately $170,000 per year.

          Our insurance premium financing loans are secured by the unearned premiums on the insured's insurance policies. Financed commercial insurance policies typically require that the insured pay the full premium at or near the beginning of the policy period. The insurance company generally earns the full premium over the course of the policy period. If the insured cancels the policy before the end of the policy period, the insured is usually entitled to a repayment of the unearned portion of the policy payment as of the date of the cancellation.

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

     Equipment Financing.
     --------------------

          During the quarterly period ended June 30, 2000, we began offering equipment financing services to members of the green industry under the name "Birch Financial Equipment Financing." As of December 31, 2004, we had equipment financing receivables of $1,101,811, compared to $882,719 as of December 31, 2003.

          Our equipment financing operations focus on equipment, including truck and trailer equipment, lawnmowers, tractors and other construction equipment. We may also finance office equipment machines, including copying, data processing, communication, printing and manufacturing equipment. Our contracts will be made exclusively with business users. Initial terms for truck and trailer equipment typically will range from 24 months to 60 months. We had 69 outstanding contracts, with total outstanding balances of $1,101,811 at December 31, 2004.

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

          All equipment is insured, with us named as a beneficiary.

          We have created an underwriting model, which incorporates historical operating results of the borrower and compares them to industry statistics. The model helps outline the loan proposal to fit the approval guidelines.
Loan officers input data provided by potential borrowers into the underwriting model, and determine whether or not a loan would qualify under our underwriting guidelines before submission to the credit group. This pre-screening process allows for documentation once a loan is accepted for underwriting. Our loan originations, or issuances, will typically range in size from $1,000 to $75,000 for each truck, equipment and trailer loan. We anticipate that most borrowers will be multiple unit operators.

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

          Before a credit line proposal letter is issued and a line of credit is established, our policy requires a review of the prospective client, its principals, business and customer base, including a review of financial statements and other financial records, legal documentation, samples of invoices and related documentation, operational matters, and accounts receivable and payable. In addition, we confirm certain matters relating to the prospective client's business and the collectability of the client's commercial receivables and other potential collateral by conducting public record searches for liens, conducting credit reviews of the prospective client and its principals, contracting major customers and suppliers to identify potential problems, and conducting an on-site audit of the prospective client's invoice, bookkeeping and collection procedures to verify that they are properly conducted and operationally compatible with our operations.

          After the preliminary review and due diligence, we will:

          *    require the prospective borrower to provide a deposit for fees;

          * order appraisals if lending against inventory, equipment or real estate; and

          *    schedule an audit.

          Our internal auditing staff conducts an audit generally consisting of a due diligence review of the prospective borrower's accounting and financial records, including a statistical review of accounts receivable and charge-off history. Our internal auditors then submit their audit reports and work papers to our credit committee for review before we extend credit. In making a decision to approve a credit line, we establish credit limits under the revolving credit line and analyzes the prospective client's customer base to ensure compliance with our policies generally limiting our overall exposure to account debtors, especially with respect to privately held or non-investment grade borrowers. When deemed necessary for credit approval, we may obtain guarantees or other types of security from a client or his/her/its affiliates and may also obtain subordination and intercreditor agreements from the borrower's other lenders. Under a subordination agreement, one creditor will agree to make its claims to an asset junior to those of another creditor. Although our underwriting guidelines and policies provide that, prior to each loan funding, the account executive assigned to the borrower:

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

          Our Servicing Department is responsible for loan accounting, compliance monitoring and, and if necessary, collections. Our servicing operations are located in Granada Hills, California.

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

Distribution Methods of the Products or Services.
-------------------------------------------------

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

          Our loans are typically originated when one of LCIS' or Ackerman's insured parties signs a premium finance agreement for a policy. The premium finance agreement contains a limited power of attorney that gives us the power to cancel coverage in the event of default, and a collateral assignment to us of any unearned insurance premium remaining after cancellation.

          When an insured signs a premium finance agreement, it is sent to Automated Installment Systems ("AIS"). AIS then prepares a check for the financed premium amount and sends it to us for signature. The checks are drawn on our account with First Bank, which is funded through our $10 million line of credit with First Bank. We have a $10 million promissory note with First Bank. Depending on the nature of the advance from First Bank, we pay interest at the prime rate plus .5%, provided that the interest rate shall never be less than 5.5%. The advances are secured by our interests in our premium finance agreements with our borrowers and our rights to unearned premiums under those agreements.

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

        Golden Oak performs all of our administrative functions that are not performed by AIS. These include the preparation of our correspondence and the billings for our equipment financing operations, as well as miscellaneous secretarial functions. In exchange for these services, we pay Efco $48,000, plus expenses, per year.

     Equipment Financing.
     --------------------

          We market our equipment financing products through our own in-house sales force. Our two-person in-house sales force solicits end user customers and vendors to market equipment finance transactions. In the future, we intend to expand our marketing efforts to include more vendors.

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

Status of Any Publicly Announced New Product or Services.
---------------------------------------------------------

          None, not applicable.

Competitive Business Conditions.
--------------------------------

     Insurance Premium Financing.
     ----------------------------

          Our industry is very competitive. Competitors include national commercial premium finance companies, companies affiliated with insurance carriers, independent insurance brokers that offer premium finance services, banks and other lending institutions.

          Approximately 80% of our insurance premium financing activities take place in California. As of December 31, 2001, the most recent date for which figures are available, the California Department of Financial Institutions had a record of 68 insurance premium finance companies doing business in that state. Based on the number of outstanding loans, we ranked 11th. Based on total assets, we were the 15th largest insurance premium financing company in California on that date. Currently, we are 13th.

          We believe that we will be able to continue operating in our industry. However, we can not assure you that we will be able to maintain our current competitive position.

     Equipment Financing.
     --------------------

          The equipment financing industry is very competitive. Banks and commercial finance companies dominate the industry. As of December 31, 2004, we had 69 outstanding equipment loans. Many financing companies left the market in 2000, due to high competition from banks and home equity loans. However, we do not expect our competitive position to be significant.

Sources and Availability of Raw Materials.
------------------------------------------

          None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

          We provide insurance premium financing loans for the insured parites of only two agents, LCIS and Ackerman.

          We focus our equipment lending efforts on members of the green industry. Although there are thousands of green industry members in our area of operations, our emphasis on that industry will limit the number of potential borrowers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration.
------------------------------------

          None, not applicable.

Need for Any Government Approval of Principal Products or Services.
-------------------------------------------------------------------

          None, not applicable.

Effect of Existing or Probable Governmental Regulations on the Business.
------------------------------------------------------------------------

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

     Reporting Requirements.
     -----------------------

     As an issuer whose securities are registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), we are required to file periodic reports with the Securities and Exchange Commission. In addition, the National Association of Securities Dealers, Inc. (the "NASD"), requires that all issuers maintaining quotations of their securities on the OTC Bulletin Board file periodic reports under the Exchange Act, so if we apply for a trading symbol on the OTC Bulletin Board, the NASD will also require that we remain current in our reporting obligations.

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

Research and Development.
-------------------------

          We do not expect that research and development will be a significant part of our operations.

Costs and Effects of Compliance with Environmental Laws.
--------------------------------------------------------

          Management does not believe that compliance with environmental laws will require a significant portion of its resources.

Number of Employees.
--------------------

            Other than our officers, we do not have any employees.

Item 2.  Description of Property.
         ------------------------

         We share office space with Golden Oak Cooperative Corporation at 17029 Chatsworth Street, Suite #100, Granada Hills, CA 91344. We have our own telephone number and fax number, but share copier and other business equipment with Golden Oak.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of our security holders during the fourth quarter of the calendar year covered by this Report. However, we did file a Definitive Information Statement regarding the change in our authorized capital into two classes. See the Definitive Information Statement filed with the Securities and Exchange Commission on October 12, 2004. See Part III,
Item 13 of this Annual Report.

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.
---------------------------------------------------------

Market Information
-----------------

          Our common stock is quoted on the OTCBB.  Our symbol is "BRFL."

          The National Quotations Bureau provided the following quotations. They do not represent actual transactions, and they do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---

March 31, 2003                        0.05                 0.01

June 30, 2003                         0.20                 0.03

September 30, 2003                    0.21                 0.20

December 31, 2003                     0.30                 0.21

March 31, 2004                        0.27                 0.22

June 30, 2004                         0.22                 0.15

September 30, 2004                    0.18                 0.18

December 31, 2004                     0.18                 0.12

          If a,"established trading market" ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission may have an adverse effect on any such market.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 537. This does include an indeterminate number of stockholders who may hold their shares in "street name."

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

          There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2004.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Recent Sales of Restricted Securities; Use of Proceeds of Registered
Securities.
-----------

     Restricted Securities.
     ----------------------

          We have not sold any "restricted securities" during the past three years.

     Use of Proceeds of Registered Securities.
     -----------------------------------------

     There were no proceeds received during the calendar year ended December 31, 2004, from the sale of registered securities.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

         We have not adopted any Equity Compensation Plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

          Calendar year ended December 31, 2004.
          --------------------------------------

          In the calendar year ended December 31, 2004, we received total financing income of $1,350,181, of which $1,244,738 came from our insurance premium financing contracts; $105,443 came from equipment financing; and $2,260 came from interest on our bank accounts. We began our equipment financing operations during the second quarter of 2000. We paid total financing expenses of $375,858 during the period, for gross profit of $974,323.

          Our selling, general and administrative expenses during the calendar year ended December 31, 2004, totaled $216,961. Our income before income tax totaled $759,622. After provision for income taxes of $314,001, our net income during the period was $445,621.

          Calendar year ended December 31, 2003.
          --------------------------------------

          In the calendar year ended December 31, 2003, we received total financing income of $1,168,224, of which $1,098,139 came from our insurance premium financing contracts; $70,085 came from equipment financing; and $5,027 came from interest on our bank accounts. We paid total financing expenses of $305,712 during the period, for gross profit of $862,512.

          Selling, general and administrative expenses totaled $355,309 during the calendar year ended December 31, 2003. Our income before income tax totaled $512,230. After provision for income taxes of $213,752, our net income during the period was $298,478.

          We have established an equipment financing line of credit of up to $1 million for Golden Oak, at the prime rate.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of December 31, 2004, were $9,769,428, as compared to total assets of $9,872,275 at December 31, 2003. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with First Bank to fund our insurance premium financing loans. As of December 31, 2004, our payable on the line of credit was $6,507,900. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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


Item 7.  Financial Statements.
         ---------------------

                     BIRCH FINANCIAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004

  [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

                      BIRCH FINANCIAL, INC.


                        Table of Contents
                                                                       Page
Report of Independent Registered Public Accounting Firm                  1

Consolidated Balance Sheet - December 31, 2004                         2-3

Consolidated Statements of Income for the years ended December 31,
2004 and 2003                                                            4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2004 and 2003                                               5

Consolidated Statements of Cash Flows for the years ended December 31,
2004 and 2003                                                            6

Notes to Consolidated Financial Statements                            7-14

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Birch Financial, Inc.
Granada Hills, California

We have audited the accompanying consolidated balance sheet of Birch Financial, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards established by the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birch Financial, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


                                   Mantyla McReynolds
March 15, 2005
Salt Lake City, Utah

                      BIRCH FINANCIAL, INC.
                   Consolidated Balance Sheet
                        December 31, 2004

                                                            December 31,
                                                               2004
ASSETS

   Current Assets
      Cash - Note 1                                        $   104,177
      Premium financing receivable, net - Note 1             9,137,080
      Premium financing cancellation receivable - Note 2       114,760
      Prepaid expense                                            2,162
      Equipment financing receivable - current portion -
         Notes 1 & 4                                           411,249
                                                           -----------
          Total Current Assets                               9,769,428

   Other Assets
      Equipment financing receivable, net of current
         portion - Notes 1 & 4                                 690,562
      Deferred tax asset - Note 3                                2,715
                                                           -----------
          Total Other Assets                                   693,277

TOTAL ASSETS                                               $10,462,705
                                                           ===========


          See accompanying notes to financial statements

                     BIRCH FINANCIAL, INC.
                   Consolidated Balance Sheet
                           (continued)
                       December 31, 2004

                                                           December 31,
                                                              2004
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Cash overdraft                                       $   483,974
      Accounts payable                                           7,731
      Unfunded premium financing payable - Related Party
      - Note 2                                                 717,485
      Line of credit - Note 5                                6,507,900
      Notes payable - Related Party - Note 2                   826,990
      Security deposits payable                                 68,582
      Income taxes payable                                     102,513
                                                           -----------
          Total Current Liabilities                          8,715,175
                                                           -----------
TOTAL LIABILITIES                                            8,715,175

STOCKHOLDERS' EQUITY - Note 6
       Preferred stock - 10,000,000 shares authorized at
         $0.01 par; no shares issued and outstanding                 0
      Common stock - 200,000,000 shares authorized at
         $0.01 par; 32,109,848 shares issued and outstanding   321,098
      Paid in capital                                          251,643
      Retained earnings                                      1,174,789
                                                           -----------
TOTAL STOCKHOLDERS' EQUITY                                   1,747,530
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $10,462,705
                                                           ===========

          See accompanying notes to financial statements

                     BIRCH FINANCIAL, INC.
               Consolidated Statements of Income
          for the years ended December 31, 2004 and 2003

                                                   Year            Year
                                                   ended           ended
                                                December 31,    December 31,
                                                   2004            2003
Financing Income
   Premium financing                            $1,244,738      $1,098,139
   Equipment financing                             105,443          70,085
                                                ----------      ----------
Total Financing Income                           1,350,181       1,168,224

Financing Expense
   Premium financing                               342,764         275,144
   Equipment financing - Related Party - Note 2     33,094          30,568
                                                ----------      ----------
Total Financing Expense                            375,858         305,712

Gross Profit                                       974,323         862,512

Selling, General and Administrative Expense        216,961         355,309
                                                ----------      ----------
Operating Profit                                   757,362         507,203

Other Income
   Interest income                                   2,260           5,027
                                                ----------      ----------
Total Other Income                                   2,260           5,027

Income Before Tax Provision                        759,622         512,230

Provision for Income Taxes                        (314,001)       (213,752)

                                                ----------      ----------
Net Income                                      $  445,621      $  298,478
                                                ==========      ==========

Net income per common share                     $     0.01      $     0.01
                                                ==========      ==========
Weighted average common shares outstanding      32,109,848      32,109,848
                                                ==========      ==========


          See accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
        Consolidated Statements of Stockholders' Equity
                      for the years ended
                   December 31, 2004 and 2003

                                            Additional              Total
                       Number of  Common     Paid-in   Retained  Stockholders'
                        Shares    Stock      Capital   Earnings     Equity
Balance,
December 31, 2002    32,109,848  $321,098    $251,643 $  430,690   $1,003,431
Net income for 2003                                      298,478      298,478
                     ----------  --------    -------- ----------   ----------
Balance,
December 31, 2003    32,109,848   321,098     251,643    729,168    1,301,909
Net income for 2004                                      445,621      445,621
                     ----------  --------    -------- ----------   ----------
Balance,
December 31, 2004    32,109,848  $321,098    $251,643 $1,174,789   $1,747,530
                     ==========  ========    ======== ==========   ==========


          See accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
              Consolidated Statements of Cash Flows
                       for the years ended
                    December 31, 2004 and 2003


                                                   Year            Year
                                                   ended           ended
                                                December 31,    December 31,
                                                   2004            2003

Cash Flows from Operating Activities:
Net Income                                          $  445,621     $  298,478
Adjustments to reconcile net income to net cash
provided by operating activities:
    Decrease (increase) in prepaids & other
    receivables                                         (2,162)             0
    Decrease (increase) in deferred tax asset            6,890         10,602
    Increase (decrease) in unfunded premium
    financing payable                                 (240,001)       199,578
    Increase (decrease) in accounts payable &
    accrued liabilities                                 (1,565)        (1,506)
    Increase (decrease) in management fees payable -
    related party                                     (121,558)        37,496
    Increase (decrease) in security deposits payable    20,685         19,643
    Increase (decrease) in income taxes payable         38,040         (1,159)
                                                   -----------     ----------
       Net Cash Provided from Operating  Activities    145,950        563,132

Cash Flows from Investing Activities:
   Increase in premium financing receivable           (421,626)    (2,150,779)
   Increase in equipment financing receivable         (219,092)       (54,221)
                                                   -----------     ----------
       Net Cash Used for Investing Activities         (640,718)    (2,205,000)

Cash Flows from Financing Activities:
    Increase (decrease) in cash overdraft               63,954       (467,338)
    Increase in line of credit                         327,327      1,901,579
    Increase in notes payable - Related Party           57,927         73,177
                                                   -----------     ----------
       Net Cash Provided by Financing Activities       449,208      1,507,418

Net Increase (decease) in Cash                         (45,560)      (134,450)

Beginning Cash Balance                                 149,737        284,187
                                                   -----------     ----------
Ending Cash Balance                                $   104,177     $  149,737
                                                   ===========     ==========

Supplemental Disclosure Information:
   Cash paid during the year for interest          $   375,858     $  313,907
   Cash paid during the year for income taxes      $   269,071     $  138,677

          See accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2004

NOTE 1  Summary of Significant Accounting Policies

     Nature of Operations

     The Company incorporated under the laws of the State of Nevada on April 20, 1983, as Import Dynamics, Inc. between April 30, 1985 and April 17, 1991, the Company changed its name to Peak Performance Products, Inc., LumaLure Manufacturing, Inc., Sairam Technologies, Ltd., and Balanced Environmental Services Tech, Inc. On July 16, 1993, the Company changed its name to United States Indemnity & Casualty, Inc. The Company ceased operations in 1993 and was inactive until December 1999, when the Company acquired Birch Financials, Inc. a Missouri corporation (Birch MO), in exchange for 31,553,948 shares of its common stock. The Company then changed its name to Birch Financial, Inc.

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

     Accounting Method

     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The following is a summary of the more significant of such policies.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Birch Financial, Inc. and its 100% owned subsidiaries, Birch MO and Birch CA. All significant intercompany balances and transactions are eliminated.

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2004

NOTE 1    Summary of Significant Accounting Policies (continued)

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company had $104,177 and $149,737 at December 31, 2004 and 2003. At times during the year the Company maintains more than $100,000 in one bank. Cash is only insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Funds in excess of $100,000 are not insured by the FDIC or any other Federal agency. As of the balance sheet date the Company had $96,177 in a single bank. Cash overdraft consists of outstanding checks that have not yet cleared the bank.

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

     Net Income Per Common Share

     Net income per common share is based on the weighted average number of shares outstanding during the periods shown. The Company had no common stock equivalents outstanding at December 31, 2004 and 2003.

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

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2004


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

     Receivables

     The Company complies with SOP 01-06, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-06"). SOP 01-06 addresses disclosures on accounting policies relating to trade accounts receivable. Premium financing receivables, which have a term of not more than nine months, are stated at outstanding principal balance, net of direct charge-offs and allowance for uncollectible accounts. Charge-offs are deducted from receivables when they are deemed uncollectible. The allowance for uncollectible accounts is calculated as the principal amounts 180 days past due, that amount being $6,055 at December 31, 2004. Management believes this method to be adequate based on the Company's history coupled with the Company's ability to cancel insurance contracts for non-payment and receive early termination refunds directly from the insurance company.

     The Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118. These standards require that all creditors value loans at the loan's fair market value if it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. Equipment financing receivables, which have a term of one to five years, are stated at outstanding principal balance, net of allowance for uncollectible accounts, which approximates fair value. Management has not included an allowance for uncollectible equipment financing receivables due to a history of no credit losses on such loans. These loans are secured by equipment and the Company has security deposits in the amount of $68,582 at December 31, 2004.

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2004



NOTE 1    Summary of Significant Accounting Policies (continued)

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

     Recently Issued Financial Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R, Share-based Payment. This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires the measurement of the cost of employees services received in exchange for an award of the entity's equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123R on July 1, 2005, which will require stock-based compensation expense to be recognized against earnings for the portion of outstanding unvested awards, based on the grant date fair value of those awards calculated using a Black-Scholes pricing model under SFAS 123 for pro forma disclosure. The Company is currently evaluating to what extent the entity's equity instruments will be used in the future for employees services and the transition provisions of this standard; therefore, the impact to the Company's financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing, to clarify that for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), should be expensed as incurred and not included in overhead. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of SFAS no. 151 on its consolidated financial statements.

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2004



NOTE 1    Summary of Significant Accounting Policies (continued)

     Recently Issued Financial Accounting Standards (continued)

     In December 2004, the FASB issued Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the "Act") that provides a tax deduction on qualified production activities. Accordingly FASB indicated that this deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. The Company will comply with the provisions of FSP 109-1 effective January 1, 2005, and does not believe that the adoption of this FASB Staff Position will have a material impact on the Company's financial statements.

     In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting for Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("the Act"). The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of FAS 109-2 will have a material impact on the Company's financial statements.

NOTE 2    Related Party Transactions

     The Company obtains its premium financing business largely through an entity that has the same management and directors as the Company. As of December 31, 2004 and 2003, the company had an unfunded premium financing payable due to this related party of $717,485 and $957,486, respectively.

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2004


NOTE 2    Related Party Transactions (continued)

     The Company had a premium financing cancellation receivable due from the same related party of $114,760 and $342,093 at December 31, 2004 and 2003. The cancellation receivable is a result of the early termination of insurance policies for which the premium has been paid in full.

     The Company borrowed funds from a related party to fund its equipment financing business. At December 31, 2004, the Company had notes payable to the related party totaling $826,990, due on demand and bearing interest at 5.25%. During 2004, the company paid this related party for administration fees in the amount of $24,800.

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2004


NOTE 2 Related Party Transactions (continued)

     The Company was obligated to pay a management fee bonus to a management company controlled by its executive officer. The fee was based on the Company's net income before tax and certain other expenses. The fee was payable annually following the year in which it was earned. The obligation to this party terminated during 2003. For the years ended December 31, 2004 and 2003, the Company accrued $0 and $121,558, and paid $121,558 and $84,062 to the management company, respectively. During 2003, the Company also paid a fixed management fee to the same entity in the amount of $4,000 per month. The management services received included the use of administrative employees and systems as well as office space.

NOTE 3    Accounting for Income Taxes

     In accordance with SFAS 109, the Company has recorded a provision for income taxes of $314,001 and $213,752 for the years ended December 31, 2004 and 2003. Income tax liabilities per initial tax returns for the same periods totaled $304,293 and $203,150. A deferred tax asset has been recorded due to timing differences, namely amortization and bad debt expense, of the current year, not currently deductible for income tax purposes. No valuation allowance has been recorded because management believes that there is a greater than 50% likelihood that the deferred tax asset will be fully realized in future years. The deferred tax asset has been calculated as follows:

                                                       December 31, 2004
         Deferred federal deductions at 34% rate            $2,059
         Deferred state deductions at 10.84% rate              656
                                                            ------
               Total deferred tax asset                     $2,715
                                                            ======

                      BIRCH FINANCIAL, INC.
            Notes to Consolidated Financial Statements
                        December 31, 2004


NOTE 3    Accounting for Income Taxes (continued)

     Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                               Years ended December 31,
                                        2004               2003

    Expected Federal tax on net income before
    taxes (34%)                               $ 258,183          $ 174,158

    Expected state tax on net income before
    taxes (10.84%)                               82,343             55,526

    Effect of:
        Benefit from state tax deduction on
        Federal taxable income                  (30,562)           (18,090)

        Temporary differences and other           4,036              2,158
                                              ---------          ---------
    Actual tax provision                      $ 314,001          $ 213,752
                                              =========          =========

NOTE 4    Equipment Financing Receivable

     Scheduled principal reductions of the Company's long-term equipment financing receivable at December 31, 2004 are as follows:

                         2005                        $  411,249
                         2006                           340,268
                         2007                           195,165
                         2008                           105,438
                         2009                            49,691
                         Thereafter                           0
                                                      ---------
                                                     $1,101,811
                                                      =========

                           BIRCH FINANCIAL, INC.
               Notes to Consolidated Financial Statements
                            December 31, 2004

NOTE 5    Line of Credit Arrangement

     The Company has a $10,000,000 line of credit with a bank for its normal operating needs. Borrowing under this line is due on demand, bears interest at the bank's prime lending rate (5.25% at December 31, 2004) plus 0.5%, and is collateralized by the Company's premium financing receivable. As of December 31, 2004 and 2003, the balance due under the line was $6,507,900 and $6,180,573. According to the debt covenants, should the Company's premium financing receivable balance fall below the outstanding principle balance, at any given time, funds are immediately callable by the creditor in the amount necessary to bring the principle balance equal to the receivable balance. The Company is in compliance with this covenant as of December 31, 2004.

NOTE 6    Equity Transactions

     On November 8, 2004 the Company amended its Articles of Incorporation to increase authorized common shares from 63,000,000 to 200,000,000. Par value remained unchanged at $0.01. The Company also authorized 10,000,000 shares of preferred stock, par value $0.01, having such rights and preferences as the Board of Directors shall determine. The change in authorized shares did not require any adjustment to the financial statements.
                                      F-14

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          During the past two fiscal years, there have been no changes in our independent auditors that have not been previously reported in our Annual Report on Form 10-KSB for the calendar year ended December 31, 2001. See Part III, Item 13 of this Annual Report.

Item 8(a)  Controls and Procedures.
-----------------------------------

          As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.

     None.

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

                                            Date of       Date of
                       Positions          Election or   Termination
Name                     Held             Designation   or Resignation
----                     ----             -----------   --------------

Efraim Donitz            President           1/14/00       1/16/04
                         CEO                 1/14/00       1/16/04
                         Treasurer           1/14/00       1/16/04
                         Director            1/14/00       1/16/04

Nelson L. Colvin         Vice President      1/14/00       1/16/04
                         President           1/16/04       *
                         Secretary           1/14/00       1/14/04
                         Director            1/14/00       *

Keith L. Walton          Vice President      1/14/00       *
                         Secretary           1/14/04       *
                         Treasurer           1/14/04       *
                         Director            1/14/00       *

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

Business Experience.
--------------------

          Nelson L. Colvin. In addition to his duties as President, Secretary and Director of Birch Financial, Mr. Colvin, age 66, is President/CEO of Golden Oak Co-op Corporation, and Secretary of Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the executive director of the CLCA Insurance Trust since 1994. From 1959 to 1961, Mr. Colvin attended Los Angeles City College, where he studied accounting and real estate. He is a licensed landscape contractor and has been a member of the California Landscape Contractors Association since 1971. Mr. Colvin is also a past President of the California Landscape Contractors' Association.

          Keith L. Walton. Mr. Walton is 64 years old. In addition to his duties as Vice President and Director of Birch Financial, Mr. Walton is President of Oakwood Insurance Co., Ltd., Director of Golden Oak Co-op Corporation and L.C.I.S. and President of Land Care Corp. and Brookside Olympic. He is also the owner of Chapman Woods Nursery, Inc., which was founded in 1975.

          Barry L. Cohen. In addition to his duties as Chairman of the Board of Directors of Birch Financial, Mr. Cohen, age 63, is Vice President of Oakwood Insurance Co., Ltd., Director of Golden Oak Co-op Corporation, director of L.C.I.S. and owner of Diablo Landscape Co. He has owned B. L. Cohen Landscape, Inc., since 1972. Mr. Cohen is a past President of the California Landscape Contractors Association.

          Lebo Newman. Mr. Newman is 50 years of age. In addition to his duties as a Director of Birch Financial, Mr. Newman is a Director and Chairman of Finance Committee of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He is also Chairman of the Board of L.C.I.S. Mr. Newman owns Liberty Enterprises. Since 1974, he has been the President and sole stockholder of R. L. Company, Inc., a California corporation doing business as Redwood Landscaping, which was sold to Service Master. Mr. Newman is a past President of the California Landscape Contractors' Association.

          Timothy F. Nord. Mr. Nord is 58 years old. In addition to his duties as Director of Birch Financial, Mr. Nord is a Director of Golden Oak
Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S.   He has also
owned Nord Landscape Services since 1971. Mr. Nord is a past President of the California Landscape Contractors' Association.

          Ronald H. Dietz. Mr. Dietz is 53 years of age. In addition to his duties as Director of Birch Financial, Mr. Dietz is a Director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the President and CEO of Dietz Hydroseeding Co. since 1979. Mr. Dietz is a licensed contractor. He was the President of the California Landscape Contractors Association in 1989.

          Richard L. Angelo. In addition to his duties as Director of Birch Financial, Mr. Angelo, age 61, is a Director of Golden Oak Co-op Corporation, Oakwood Insurance Co., Ltd. and L.C.I.S. He has been the President of Stay Green Inc. since 1970. Mr. Angelo is a past President of the California Landscape Contractors Association.

          Frank D. Quaresma. In addition to his duties as Director of Birch Financial, Mr. Quaresma, age 50, is Chairman of the Board of Golden Oak Co-op Corporation, and a Director of Oakwood Insurance Co., Ltd. and L.C.I.S. He has owned Live Oak Landscape since 1977.

          Mickey D. Strauss. Mr. Strauss, age 59, has been the Chief Executive Officer of American Landscape, Inc., since 1973. He is a past President of the California Landscape Contractors Association and has been voted Man of the Year by the San Fernando Valley chapter of that association.

          Jon R. Alsdorf. Mr. Alsdorf is 59 years of age. He has been a licensed contractor in Fresno, California since 1984. He is a Director of Golden Oak Co-op Corporation and L.C.I.S.

Significant Employees.
----------------------

          We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships.
---------------------

          There are no family relationships between any of our officers and/or directors.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          On or about February 13, 2003, each of our directors, executive officers and 10% stockholder filed with the Securities and Exchange Commission a Form 3 Initial Statement of Beneficial Ownership of Securities disclosing our Company's securities that he/it beneficially owned as of that date.

          Oakwood Insurance Company Limited, a corporation organized under the laws of Bermuda (referred to herein as "Oakwood"), which formerly owned 10,500,000 shares of our outstanding voting securities was dissolved at December 31, 2004. Pursuant to the Articles of Dissolution, all of the securities of our Company that were owned by it were distributed to its stockholders, pro rata, which included certain directors, executive officers and affiliates of our Company. These securities were distributed to the Oakwood stockholders on March 2, 2005; and requisite reports of directors, executive officers and affiliates that received any of these shares were required to be filed with the Securities and Exchange Commission on Form 4 on or before March 4, 2005; such Forms will be filed within 10 or the earlier of when requisite filing codes have been received by these persons. The change in management and affiliate ownership is reflected in Part II, Item 11.

Code of Ethics.
---------------

         The Company adopted a Code of Ethics and it was attached as Exhibit 14 to our 2003 Annual Report. See Part III, Item 13.

Audit Committee or Financial Expert.
------------------------------------

         Our Company does not have an audit committee or an audit committee financial expert. Our Company does not believe, based upon our present operations, that the failure to have such a committee or expert is material to the financial statements of our Company.

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
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------


Nelson L.    12/31/02  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Colvin,      12/31/03  -0-   -0-   -0-   -0-    -0-       -0-  -0-
President    12/31/04  -0-   -0-   -0-   -0-    -0-       -0-  -0-

Keith L.     12/31/02  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Walton,      12/31/03  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Vice Pres.   12/31/04  -0-   -0-   -0-   -0-    -0-       -0-  -0-
Sec/Treas.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

         We have not adopted any Equity Compensation Plans.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the shareholdings of each of our stockholders who is known to beneficially own more than five percent of our outstanding common stock as of March 31, 2005. Except as otherwise indicated, to the knowledge of management, each of these stockholders has sole investment and sole voting power over the shares indicated.

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class*
----------------      ----------------------------      --------
Golden Oak Investment          16,694,362                 52%
17029 Chatsworth St.
Granada Hills, CA 91344

Keith L. Walton*                2,257,864                   7.0%
800 N. Meadowpass Rd.
Walnut, CA 91789

Lebo Newman*                    1,726,213                   5.4%
2540 Bennett Ridge Rd.
Santa Rosa, CA 95404

                               ----------                  -----
          TOTALS               20,678,439                  64.4%

Security Ownership of Management.
---------------------------------

          The following table sets forth the shareholdings of our directors and executive officers as of March 31, 2005. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------
Nelson L. Colvin                  606,194 (1)              1.9%
8754 Jumilla Av
Northridge, CA 91324

Keith L. Walton                 2,257,864                  7.0%
800 N. Meadowpass Rd.
Walnut, CA 91789

Barry L. Cohen                    351,931 (2)              1.1%
19519 Kenosha Court
Saratoga, CA 95070

Lebo Newman                     1,726,213                  5.4%
2540 Bennett Ridge Rd.
Santa Rosa, CA 95404

Timothy F. Nord                   149,248 (3)              0.5%
2425 Alder Street
Bakersfield, CA 93301

Ronald H. Dietz                   300,000 (4)              0.9%
8244 E. Hillsdale Drive
Orange, CA 92869

Richard L. Angelo                  49,227                  0.2%
11774 Monte Leon Way
Northridge, CA 91326

Frank D. Quaresma               1,382,178                  4.3%
3342 McDonald Ave.
Modesto, CA 95358

Mickey D. Strauss               1,146,656 (5)
7949 Deering Avenue
Canoga Park, CA  91304

Jon R. Alsdorf                     14,038                 0.04%
4235 West Alamos
Fresno, CA  93722
                                ---------                 -----
All directors and executive
officers as a group
(12 persons)                    7,983,549                  24.9%


          (1) These shares are held jointly with Mr. Colvin's wife.

          (2) These shares are held jointly with Mr. Cohen's wife.

          (3) These shares are held jointly with Mr. Nord's wife.

          (4) These shares are held of record by the Doherty Dietz 1998 Loving Family Trust, which Mr. Dietz controls.

          (5) These shares are owned by American Landscape Retirement Trust, of which Mr. Strauss is the President.

Changes in Control.
-------------------

          There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, during the calendar year ended December 31, 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

          Each year, we pay Golden Oak an administration fee, plus expenses. During 2004, we paid them $24,800. Golden Oak owns approximately 52% of our outstanding shares. LCIS, which is one of the two insurers for whom we offer premium financing services, is a wholly-owned subsidiary of Golden Oak. As of December 31, 2004, and 2003, we had unfunded premium financing payables to LCIS of $717,485 and $957,486, respectively. As of December 31, 2004, and 2003, we had a cancellation receivable from LCIS of $114,760 and $342,093, respectively.

          As of December 31, 2004, we had a note payable to Golden Oak in the amount of $826,990. The note is payable on demand and bears interest at the rate of 5.25%. These funds have been used to fund our equipment financing business.

          Each of our directors and executive officers is also a director or executive officer of Golden Oak. Golden Oak is owned by the employer members of the California Landscape Contractors' Association.

Certain Business Relationships.
-------------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

          Birch Financial has no parents, except to the extent that Golden Oak and Golden Oak Cooperative may be deemed to be parents due to their collective ownership of approximately 52% of our outstanding securities.

Transactions with Promoters.
----------------------------

          Except as indicated under the heading "Transactions with Management and Others," during the calendar year ended December 31, 2004, there were no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

      8-K Current Report dated October 6, 2004 and filed with the Securities and Exchange Commission on October 6, 2004.

      8-K Current Report dated November 8, 2004 and filed with the Securities and Exchange Commission on November 12, 2004.

Exhibits:
---------

Exhibit
Number               Description
------               -----------

31.1           302 Certification of Nelson Colvin

32             906 Certification

Documents Incorporated by Reference.
------------------------------------

                                     Where incorporated in
     Document                         this Annual Report*
     --------                         -------------------
8-K Current Report dated November 8,     Part I, Item 1
2004

8-K Current Report dated October 6,      Part I, Item 1
2004

Annual Report on Form 10-KSB             Part I, Item 1
for the calendar year ended
December 31, 2003

Form 8-A                                 Part I, Item 1

          * These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Birch by its principal accountants during the calendar years ended December 31, 2004 and 2003:


     Fee category                      2004            2003
     ------------                      ----            ----

     Audit fees                        $15,191         $12,373

     Audit-related fees                $ 5,784         $ 6,323

     Tax fees                          $   350         $   500

     All other fees                    $     0         $     0
                                       -------         -------
     Total fees                        $21,325         $19,196


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


                                       BIRCH FINANCIAL, INC.


Date:  4/7/05                          /s/ Nelson L. Colvin
      -------------                    -------------------
                                       Nelson L. Colvin
                                       President and Director

          In accordance with the Exchange Act, this AnnualReport has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        BIRCH FINANCIAL, INC.


Date: 4/7/05                            /s/Nelson L. Colvin
     -------------                      -------------------
                                        Nelson L. Colvin
                                        President


Date:  4/7/05                           /s/ Barry L. Cohen
      -------------                     --------------------
                                        Barry L. Cohen
                                        Chairman of the Board of Directors


Date:  4/7/05                          /s/ Keith L. Walton
      -------------                     --------------------
                                        Keith L. Walton
                                        Vice President, Secretary/Treasurer
                                        and Director


Date:  4/7/05                           /s/ Ronald H. Dietz
      -------------                     --------------------
                                        Ronald H. Dietz
                                        Director


Date:  4/7/05                           /s/ Lebo Newman
      -------------                     --------------------
                                        Lebo Newman
                                        Director