Form 10QSB
period 2005-03-31
BIRCH FINANCIAL INC
filed 2005-05-16
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                               May 12, 2005

                                32,109,846
                                ----------

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

                      BIRCH FINANCIAL, INC.
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2005

                      BIRCH FINANCIAL, INC.
               Condensed Consolidated Balance Sheet
                         March 31, 2005

                                                      March 31,
                                                       2005
ASSETS
Current Assets
Cash                                                 $  123,929
Premium financing receivable, net                    10,005,404
Premium financing cancellation receivable               101,082
Equipment financing receivable-current portion          418,000
Prepaid expense                                           4,349
                                                    -----------
Total Current Assets                                 10,652,764

Other Assets

Equipment financing receivable, net of current
portion                                                 660,170
Deferred tax asset                                        2,715
                                                    -----------
Total Other Assets                                      662,885

TOTAL ASSETS                                        $11,315,649
                                                    ===========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
                Condensed Consolidated Balance Sheet
                           (continued)
                          March 31, 2005

                                                       March 31,
                                                         2005
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank overdraft                                     $    761,902
Unfunded premium financing payable                    1,734,905
Line of credit                                        5,992,800
Notes payable                                           799,658
Security deposits payable                                73,370
Income taxes payable                                     80,463
Other accrued liabilities                                11,961
                                                     ----------
Total Current Liabilities                             9,455,059
                                                     ----------
TOTAL LIABILITIES                                     9,455,059

STOCKHOLDERS' EQUITY

Preferred stock - 10,000,000 shares authorized at
$0.01 par; no shares issued and outstanding                   -
Common stock-200,000,000 shares authorized at $0.01
par; 32,109,848 issued and outstanding                  321,098
Paid in capital                                         251,643
Retained earnings                                     1,287,849
                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                            1,860,590
                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $11,315,649
                                                     ==========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004

                                  Three Months          Three Months
                                     Ended                 Ended
                                    March 31,             March 31,
                                     2005                  2004

Financing Income
  Premium financing                  $ 325,897            $ 303,805
  Equipment financing                   27,393               15,859
                                      --------             --------
Total Financing Income                 353,290              319,664

Financing Expense
  Premium financing                     87,504               69,010
  Equipment financing                   10,673                7,341
                                      --------             --------
Total Financing Expense                 98,177               76,351

Gross Profit                           255,113              243,313

Selling, General and Administrative
Expense                                 61,601               49,798
                                      --------             --------
Operating Profit                       193,512              193,515


Other Income
  Interest income                           11                  975
                                      --------             --------
Total Other Income                          11                  975

Income before Tax Provision            193,523              194,490

Provision for Income Taxes             (80,463)             (71,772)
                                      --------             --------
Net Income                            $113,060             $122,718
                                      ========             ========


                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,109,848
                                    ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Cash Flows
                     for the three months ended
                      March 31, 2005 and 2004


                                               Three months   Three Months
                                                   Ended          Ended
                                                 March 31,      March 31,
                                                    2005           2004
Cash Flows from Operating Activities:
Net Income                                         $  113,060 $  122,718
Adjustments to reconcile net income to net cash
provided by Operating Activities:
Decrease (increase) in prepaid & other receivables     (2,187)    (3,106)
Increase (decrease) in unfunded premium financing
 payable                                            1,017,420    323,103
Increase (decrease) in accounts payable & accrued
 liabilities                                            4,230      2,876
Increase (decrease) in management fees payable              0          0
Increase (decrease) in security deposits payable        4,788      1,605
Increase (decrease) in income taxes payable           (22,050)    19,165
                                                   ---------- ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                        1,115,261    466,361
Cash Flows from Investing Activities:
Increase in premium financing receivable             (854,646)  (792,918)
Increase in equipment financing receivable             23,641     41,014
                                                   ---------- ----------
  Net Cash Used for Investing Activities             (831,005)  (751,904)

Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft                 277,928    236,000
Increase in line of credit                           (515,100)   115,250
Increase (decrease) in notes payable                  (27,332)   (90,159)
                                                    --------- ----------
  Net Cash Provided by Financing Activities          (264,504)   261,091
                                                    --------- ----------
Net Increase in Cash                                   19,752    (24,452)

Beginning Cash Balance                                104,177    149,737
                                                    --------- ----------
Ending Cash Balance                                 $ 123,929 $  125,285
                                                    ========= ==========
Supplemental Information
  Cash paid for interest                            $  98,177 $   76,315
  Cash paid for income taxes                        $  80,463 $   52,694

                                4
    Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
       Notes to Condensed Consolidated Financial Statements
                         March 31, 2005


     PRELIMINARY NOTE

     The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring entries, which are necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          In the quarterly period ended March 31, 2005, we received total financing income of $353,290, of which $325,897 came from our premium financing contracts and $27,393 came from equipment financing. During the quarterly period ended March 31, 2004, these amounts were $319,664; $303,805; and $15,859, respectively.

          Financing expenses during the quarterly periods ended March 31, 2005, and March 31, 2004, were $98,177 and $76,351, respectively. Selling, general and administrative expenses were $61,601 during the March 31, 2005 quarter, and $49,798 in the year-ago period.

          Our income before tax provisions totaled $193,523 in the quarterly period ended March 31, 2005, as compared to $194,490 in the March 31, 2004, quarter. After provision for income taxes of $80,463 and $71,772, our net income during the March 31, 2005, and 2004, periods was $113,060, and $122,718, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of March 31, 2005, were $11,315,649. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our $10 million line of credit with First Bank to fund our insurance premium financing loans. As of March 31, 2005, our payable on the line of credit was $5,992,800. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

Item 6.   Exhibits.
-------------------

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

                                      BIRCH FINANCIAL, INC.


Date: May 16, 2005                       /s/Nelson L. Colvin
     -------------                      --------------------
                                        Nelson L. Colvin
                                        President


Date: May 16, 2005                       /s/ Barry L. Cohen
      -------------                    --------------------
                                        Barry L. Cohen
                                        Chairman of the Board of Directors


Date: May 16, 2005                       /s/ Keith L. Walton
      -------------                     --------------------
                                        Keith L. Walton
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: May 16, 2005                       /s/ Ronald H. Dietz
      -------------                     --------------------
                                        Ronald H. Dietz
                                        Director


Date: May 16, 2005                       /s/ Lebo Newman
      -------------                     --------------------
                                        Lebo Newman
                                        Director