Form 10QSB
period 2005-06-30
BIRCH FINANCIAL INC
filed 2005-08-12
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                              June 30, 2005

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

                      BIRCH FINANCIAL, INC.
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2005

                      BIRCH FINANCIAL, INC.
               Condensed Consolidated Balance Sheet
                          June 30, 2005

                                                     June 30,
                                                       2005
ASSETS
Current Assets
Cash                                                 $  151,968
Premium financing receivable, net                    10,730,261
Premium financing cancellation receivable               178,382
Equipment financing receivable-current portion          390,750
Prepaid expense                                          10,985
                                                    -----------
Total Current Assets                                 11,462,346

Other Assets

Equipment financing receivable, net of current
portion                                                 559,754
Deferred tax asset                                        2,715
                                                    -----------
Total Other Assets                                      562,469

TOTAL ASSETS                                        $12,024,815
                                                    ===========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
                Condensed Consolidated Balance Sheet
                           (continued)
                          June 30, 2005

                                                       June 30,
                                                         2005
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Bank overdraft                                     $    558,157
Unfunded premium financing payable                    1,414,745
Line of credit                                        7,316,500
Notes payable                                           661,084
Security deposits payable                                68,937
Income taxes payable                                     14,683
Other accrued liabilities                                 4,862
                                                     ----------
Total Current Liabilities                            10,038,968
                                                     ----------
TOTAL LIABILITIES                                    10,038,968

STOCKHOLDERS' EQUITY

Preferred stock - 10,000,000 shares authorized at
$0.01 par; no shares issued and outstanding                   0
Common stock-200,000,000 shares authorized at $0.01
par; 32,109,848 issued and outstanding                  321,098
Paid in capital                                         251,643
Retained earnings                                     1,413,106
                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                            1,985,847
                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $12,024,815
                                                     ==========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income for the three months ended June 30, 2005 and 2004

                                  Three Months          Three Months
                                     Ended                 Ended
                                    June 30,              June 30,
                                     2005                  2004

Financing Income
  Premium financing                  $ 354,929            $ 321,418
  Equipment financing                   26,779               18,723
                                      --------             --------
Total Financing Income                 381,708              340,141

Financing Expense
  Premium financing                    107,134               95,636
  Equipment financing                    9,852                6,896
                                      --------             --------
Total Financing Expense                116,986              102,532

Gross Profit                           264,722              237,609

Selling, General and Administrative
Expense                                 52,965               52,379
                                      --------             --------
Operating Profit                       211,757              185,230


Other Income
  Interest income                            0                  576
                                      --------             --------
Total Other Income                           0                  576

Income before Tax Provision            211,757              185,806

Provision for Income Taxes             (86,500)             (82,558)
                                      --------             --------
Net Income                            $125,257             $103,248
                                      ========             ========


                                      --------             --------
Net income per common share           $   0.00             $   0.00
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,109,848
                                    ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Income for the six months ended June 30, 2005 and 2004

                                   Six Months            Six Months
                                     Ended                 Ended
                                    June 30,              June 30,
                                     2005                  2004

Financing Income
  Premium financing                  $ 680,826            $ 625,223
  Equipment financing                   54,172               34,582
                                      --------             --------
Total Financing Income                 734,998              659,805

Financing Expense
  Premium financing                    194,638              164,646
  Equipment financing                   20,525               14,237
                                      --------             --------
Total Financing Expense                215,163              178,883

Gross Profit                           519,835              480,922

Selling, General and Administrative
Expense                                114,566              102,177
                                      --------             --------
Operating Profit                       405,269              378,745


Other Income
  Interest income                           11                1,551
                                      --------             --------
Total Other Income                          11                1,551

Income before Tax Provision            405,280              380,296

Provision for Income Taxes            (166,963)            (154,330)
                                      --------             --------
Net Income                            $238,317             $225,966
                                      ========             ========


                                      --------             --------
Net income per common share           $   0.01             $   0.01
                                      ========             ========
Weighted average common shares
outstanding                         32,109,848           32,109,848
                                    ==========           ==========

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
           Condensed Consolidated Statements of Cash Flows
                     for the six months ended
                      June 30, 2005 and 2004


                                                Six months    Six Months
                                                   Ended         Ended
                                                 June 30,      June 30,
                                                   2005          2004
Cash Flows from Operating Activities:
Net Income                                         $  238,317 $  225,966
Adjustments to reconcile net income to net cash
provided by Operating Activities:
Decrease (increase) in prepaid & other receivables     (8,823)    (8,547)
Increase (decrease) in unfunded premium financing
 payable                                              697,260     82,019
Increase (decrease) in accounts payable & accrued
 liabilities                                           (2,869)    (7,784)
Increase (decrease) in management fees payable              0   (121,558)
Increase (decrease) in security deposits payable          355      6,766
Increase (decrease) in income taxes payable           (87,830)    (9,428)
                                                   ---------- ----------
  Net Cash Provided by/(Used for) in Operating
  Activities                                          836,410    167,434

Cash Flows from Investing Activities:
(Increase) in premium financing receivable         (1,656,803)(1,219,745)
Decrease (Increase) in equipment financing
receivable                                            151,307    (48,588)
                                                   ---------- ----------
  Net Cash Used for Investing Activities           (1,505,496)(1,268,333)

Cash Flows from Financing Activities:
Increase in bank overdraft                             74,183     56,679
Increase in line of credit                            808,600  1,114,605
(Decrease) in notes payable                          (165,906)   (55,554)
                                                    --------- ----------
  Net Cash Provided by Financing Activities           716,877  1,115,730
                                                    --------- ----------
Net Increase in Cash                                   47,791     14,831

Beginning Cash Balance                                104,177    149,737
                                                    --------- ----------
Ending Cash Balance                                 $ 151,968 $  164,568
                                                    ========= ==========
Supplemental Information
  Cash paid for interest                            $ 215,163 $  178,883
  Cash paid for income taxes                        $ 254,793 $  163,846

                                5
    Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
       Notes to Condensed Consolidated Financial Statements
                         June 30, 2005


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

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          In the quarterly period ended June 30, 2005, we received total financing income of $381,708, of which $354,929 came from our premium financing contracts and $26,779 came from equipment financing. During the quarterly period ended June 30, 2004, these amounts were $340,141; $321,418; and $18,723, respectively.

          Financing expenses during the quarterly periods ended June 30, 2005, and June 30, 2004, were $116,986 and $102,532, respectively. Selling, general and administrative expenses were $52,965 during the June 30, 2005, quarter, and $52,379 in the year-ago period.

          Our income before tax provisions totaled $211,757 in the quarterly period ended June 30, 2005, as compared to $185,806 in the June 30, 2004, quarter. After provision for income taxes of $86,500 and $82,558, our net income during the June 30, 2005, and 2004, periods was $125,257, and $103,248, respectively.

          In the six months ended June 30, 2005, we received total financing income of $734,998, of which $680,826 came from our premium financing contracts and $54,172 came from equipment financing. During the six months ended June 30, 2004, these amounts were $659,805; $625,223; and $34,582, respectively.

          Financing expenses during the six months ended June 30, 2005, and June 30, 2004, were $215,163 and $178,883, respectively. Selling, general and administrative expenses were $114,566 during the June 30, 2005, six months ended, and $102,177 in the year-ago period.

          Our income before tax provisions totaled $405,280 in the six months ended June 30, 2005, as compared to $380,296 in the June 30, 2004, period. After provision for income taxes of $166,963 and $154,330, our net income during the June 30, 2005, and 2004, six months ended was $238,317, and $225,966, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of June 30, 2005, were $12,024,815. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with First Bank of St. Louis to fund our insurance premium financing loans. As of June 30, 2005, our payable on the line of credit was $7,316,500. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

Forward-Looking Statements.
---------------------------

          The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

Item 3. Controls and Procedures.
----------------------------------

          Within 90 days prior to the date of this Quarterly Report and as of the period covered thereby, we carried out an evaluation, under the supervision and with the participation of our President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits.
-------------------

          Exhibits.

               31   302 Certification of Nelson L. Colvin

               31   302 Certification of Keith L. Watson

               32   906 Certification.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIRCH FINANCIAL, INC.


Date: 8/12/05                           /s/Nelson L. Colvin
     -------------                      -------------------
                                        Nelson L. Colvin
                                        President


Date:  8/12/05                          /s/ Barry L. Cohen
      -------------                     --------------------
                                        Barry L. Cohen
                                        Chairman of the Board of Directors


Date:  8/12/05                          /s/ Keith L. Walton
      -------------                     --------------------
                                        Keith L. Walton
                                        Vice President, Secretary/Treasurer
                                        and Director


Date:  8/12/05                          /s/ Ronald H. Dietz
      -------------                     --------------------
                                        Ronald H. Dietz
                                        Director


Date:  8/12/05                          /s/ Lebo Newman
      -------------                     --------------------
                                        Lebo Newman
                                        Director