Form 10KSB/A
period 2004-12-31
BIRCH FINANCIAL INC
filed 2005-08-22
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB/A-1

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

          The rates charged for financing are based on the cost of the Line of Credit we receive from First Bank. Our loan agreement states that we pay .5 percent over prime with a minimum of 5.5 percent. As prime went to 5.25% December 15, 2004, there was no need to make any major adjustments for that year. We have since modifed our interest rates as they have been increasing at ..25% per month. The new rate schedule has been modified and should be effective for the rest of the 2005 at a minimum. Also rates for equipment financing are view with each loan.


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

     The interest rates earned on the premium financing receivables as of the balance sheet date range from 9% for larger premiums to 23% for smaller premiums. The interest rates earned on the equipment financing receivables as of the balance sheet date range from 3% to 3.5% above prime, which was 5.25% on the balance sheet date.

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
Sec/Treas.

While the President/CEO, Vice President/Treasurer/CFO did not receive compensation for their duties, Golden Oak Cooperative Corporation was paid $24,800 for administrative services.



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

          The Board of Directors serve the Company on a pro bono basis and only receive reimbursement for expenses.

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


Date:  8/17/05                         /s/ Nelson L. Colvin
      -------------                    -------------------
                                       Nelson L. Colvin
                                       President and Director

          In accordance with the Exchange Act, this AnnualReport has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        BIRCH FINANCIAL, INC.


Date: 8/17/05                           /s/Nelson L. Colvin
     -------------                      -------------------
                                        Nelson L. Colvin
                                        President


Date:  8/17/05                          /s/ Barry L. Cohen
      -------------                     --------------------
                                        Barry L. Cohen
                                        Chairman of the Board of Directors


Date:  8/17/05                         /s/ Keith L. Walton
      -------------                     --------------------
                                        Keith L. Walton
                                        Vice President, Secretary/Treasurer
                                        and Director


Date:  8/17/05                          /s/ Ronald H. Dietz
      -------------                     --------------------
                                        Ronald H. Dietz
                                        Director


Date:  8/17/05                          /s/ Lebo Newman
      -------------                     --------------------
                                        Lebo Newman
                                        Director