Form 10KSB/A
period 2004-12-31
BIRCH FINANCIAL INC
filed 2005-11-09
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB/A-2

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

         AIS bills our borrowers monthly. It sends out each bill 20 days before payment is due. Each borrower sends its payment to AIS, which deposits the payment in our bank account. All funds due to First Bank are then credited to its account on a weekly basis.

         We pay AIS $125 each for the first 35 premium finance agreements processed in any month and $75 for each premium finance agreement processed after the first 35 in any month, or 3% of any contract below $2,500. The yearly average does not exceed $75 per contract.

        Golden Oak performs all of our administrative functions that are not performed by AIS. These include the preparation of our correspondence and the billings for our equipment financing operations, as well as miscellaneous secretarial functions. In exchange for these services, we pay Golden Oak $48,000, plus expenses, per year.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

          Calendar year ended December 31, 2004.
          --------------------------------------

          In the calendar year ended December 31, 2004, we received total financing income of $1,350,181, of which $1,244,738 came from our insurance premium financing contracts; $105,443 came from equipment financing; and $2,260 came from interest on our bank accounts. During the calendar year ended December 31, 2003, total financing income was $1,168,224, with $1,098,139 coming from insurance premium financing; $70,085 coming from equipment financing; and $5,027 coming from interest on bank accounts.

          These increases in revenue are entirely due to increased gross sales in 2004, as compared to 2003. The agents for whom we offer insurance premium financing had increased sales in 2004, and this increase resulted in more insurance premium financing business for us. In addition, the landscape contractors for whom we offer equipment financing purchased more equipment in 2004, which resulted in more equipment financing revenue for us. These increased purchases are the result of new and improved equipment arriving on the market and the sharp rise in the California housing market. As housing prices continue to rise, homeowners move less and spend more money on improvements to their existing houses. This creates more demand for landscape contracting services and hence more demand for landscaping equipment and financing services.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of December 31, 2004, were $9,769,428, as compared to total assets of $9,872,275 at December 31, 2003. Net premium financing receivables were $9,137,080 at December 31, 2004, as compared to $8,488,121 at December 31, 2003. The current portion of our equipment financing receivables at December 31, 2004, was $411,249, versus $286,953 at December 31, 2003. These increases reflect our increased sales during the 2004 calendar year.

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

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Item 8(a)  Controls and Procedures.
-----------------------------------

          As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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


                                       BIRCH FINANCIAL, INC.


Date: 11/08/2005                        /s/ Nelson L. Colvin
      -------------                    ---------------------
                                       Nelson L. Colvin
                                       President and Director

          In accordance with the Exchange Act, this AnnualReport has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        BIRCH FINANCIAL, INC.


Date: 11/08/2005                         /s/Nelson L. Colvin
     -------------                      --------------------
                                        Nelson L. Colvin
                                        President


Date: 11/08/2005                        /s/ Barry L. Cohen
      -------------                     -------------------
                                        Barry L. Cohen
                                        Chairman of the Board of Directors


Date: 11/08/2005                         /s/ Keith L. Walton
      -------------                     --------------------
                                        Keith L. Walton
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 11/08/2005                         /s/ Ronald H. Dietz
      -------------                     --------------------
                                        Ronald H. Dietz
                                        Director


Date: 11/08/2005                         /s/ Lebo Newman
      -------------                     ----------------
                                        Lebo Newman
                                        Director