Form 10QSB
period 2005-09-30
BIRCH FINANCIAL INC
filed 2005-11-09
CIK 1125119

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No  X
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

                            September 30, 2005

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

                      BIRCH FINANCIAL, INC.
          UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

                      BIRCH FINANCIAL, INC.
      INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)                    3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)         4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)         5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS    6-7

                      BIRCH FINANCIAL, INC.
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                   September 30,
                                                       2005
ASSETS
Current Assets
Cash                                                 $  132,575
Premium financing receivable, net                    10,319,824
Premium financing cancellation receivable               173,383
Equipment financing receivable-current portion          440,860
Prepaid expense                                           4,338
                                                    -----------
Total current assets                                 11,070,980

Equipment financing receivable, net of current
portion                                                 886,575
Deferred tax asset                                        2,715
                                                    -----------
Total assets                                        $11,960,270
                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank overdraft                                   $    360,979
  Unfunded premium financing payable-related party    3,238,778
  Line of credit                                      5,192,654
  Notes payable-related party                           998,023
  Security deposits payable                              86,316
  Income taxes payable                                   11,893
  Other accrued liabilities                              16,230
                                                     ----------
Total current liabilities                             9,904,873

Stockholders' equity

Preferred stock: par value $.01; 10,000,000 shares
authorized; no shares issued and outstanding                  -
Common stock: par value $.01; 200,000,000 shares
authorized; 32,109,848 issued; 32,076,848 outstanding   321,098
Paid in capital                                         251,643
Retained earnings                                     1,515,656
Treasury stock: 33,000 shares at cost                   (33,000)
                                                     ----------
Total Stockholders' Equity                            2,055,397
                                                     ----------
Total Liabilities and Stockholders' Equity          $11,960,270
                                                     ==========

          Unaudited-see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  Three Months Ended   Nine Months Ended
                                    September 30,        September 30,
                                   2005        2004      2005       2004

Financing income
  Premium financing             $ 328,383   $ 304,873  $1,009,209   $ 930,096
  Equipment financing              26,333      35,285      80,505      69,867
                                ---------   ---------  ----------   ---------
Total financing income            354,716     340,158   1,089,714     999,963

Financing Expense
  Premium financing               110,585      93,571     305,223     258,217
  Equipment financing              10,074       8,305      30,599      22,542
                                ---------   ---------  ----------   ---------
Total financing expense           120,659     101,876     335,822     280,759
                                ---------   ---------  ----------   ---------

Gross profit                      234,057     238,282     753,892     719,204

Selling, general and
administrative expense             65,726      52,935     180,292     155,112
                                ---------   ---------  ----------   ---------
Operating profit                  168,331     185,347     573,600     564,092

Other income
  Interest income                       -         670          11       2,221
                                ---------   ---------  ----------   ---------
Total other income                      -         670          11       2,221
                                ---------   ---------  ----------   ---------

Income before taxes               168,331     186,017     573,611     566,313

Provision for income taxes        (65,781)    (86,830)   (232,744)   (241,160)
                                ---------   ---------  ----------   ---------
Net income                      $ 102,550   $  99,187  $  340,867   $ 325,153
                                =========   =========  ==========   =========

Net income per common share     $    0.00   $    0.00  $     0.01   $    0.01

Weighted average common shares
outstanding                    32,084,381  32,109,848   32,101,266 32,109,848

          Unaudited - see accompanying notes to financial statements

                        BIRCH FINANCIAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Nine months ended
                                                          September 30,
                                                        2005          2004
Cash Flows from operating activities:
Net income                                              $  340,867 $  325,153
Adjustments to reconcile net income to net cash
provided by operations:
 Changes in operating assets and liabilities:
   Prepaid expense                                          (2,176)    (2,672)
   Unfunded premium financing payable                    2,521,293  1,734,578
   Management fees payable                                       -   (121,558)
   Security deposits payable                                17,734     17,320
   Income taxes payable                                    (90,620)    22,079
   Other accrued liabilities                                 8,499      1,415
                                                        ---------- ----------
  Net cash provided by operations                        2,795,597  1,976,315

Cash flows from investing activities:
(Increase) in premium financing receivable              (1,241,367)(1,368,210)
Decrease (Increase) in equipment financing
receivable                                                (225,624)  (190,728)
                                                        ---------- ----------
  Net cash used for investing activities                (1,466,991)(1,558,938)

Cash flows from financing activities:
  Bank overdraft                                          (122,995)  (166,662)
  Line of credit                                        (1,315,246)  (284,873)
  Notes payable-related party                              171,033     82,258
  Purchase of treasury stock                               (33,000)         -
                                                         --------- ----------
  Net cash used in financing activities                 (1,300,208)  (369,277)
                                                         --------- ----------
Increase in cash                                            28,398     48,100

Cash, beginning of period                                  104,177    149,737
                                                         --------- ----------
Cash, end of period                                      $ 132,575 $  197,837
                                                         ========= ==========
Supplemental disclosure of cash flow information
  Cash paid for interest                                 $ 335,822 $  280,759
  Cash paid for income taxes                             $ 330,933 $  219,081


    Unaudited - see accompanying notes to financial statements

                      BIRCH FINANCIAL, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


QUARTERLY FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

1.   TREASURY STOCK

     On July 21, 2005 the Company purchased 33,000 shares of its common stock from private investors for a total of $33,000.

2.   SUBSEQUENT EVENT

     On October 10, 2005, Birch Financial, Inc., a Nevada corporation (the "Company"); Landscape Contractors Insurance Services, Inc., a California corporation ("LCIS"); and LCIS' wholly-owned subsidiary, LCIS Acquisition Corp., a Nevada corporation (the "Merger Subsidiary"), entered into an Agreement and Plan of Merger under which the Merger Subsidiary is to be merged with and into the Company, with the Company being the surviving corporation (the "Plan"). Upon the completion of the merger contemplated by the Plan, the Company will become a wholly-owned subsidiary of LCIS, and each of the Company's stockholders will receive 7.32 shares of LCIS common stock in exchange for each share of the Company's common stock.

     The Plan has been authorized by the Boards of Directors of the Company and LCIS and by Golden Oak Cooperative Association, a California corporation that is the owner of approximately 52% of the Company's issued and outstanding shares of common stock ("Golden Oak"). On October 11, 2005, the Company filed with the Securities and Exchange Commission a preliminary information statement on Schedule 14C, disclosing the terms of the merger. The merger is scheduled to close 21 days after the date of mailing of a definitive information statement to the Company's stockholders.

     Golden Oak and the Company's Board of Directors have also authorized a reverse split of the Company's outstanding shares of common stock on a 100,001-for-one basis, such that stockholders owning less than 100,001 shares of common stock will have their shares canceled and converted into the right to receive consideration of $0.27 per share. The merger is to be completed immediately after the completion of the reverse stock split, which is also fully discussed in the Company's preliminary information statement.

                      BIRCH FINANCIAL, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The purpose of the merger and the reverse stock split are to allow Birch to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended, and to become a "private company."
     The Company's Board of Directors believes that going private will save the Company the expenses of complying with the provisions of applicable federal securities laws, rules and regulations, which are estimated at approximately $72,000 annually. It will also permit the holders of less than 100,001 shares of the Company's common stock to receive a premium for their shares relative to the historical market price of the common stock.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Results of Operations.
----------------------

          Three Months Ended September 30, 2005, and 2004.
          ------------------------------------------------

          In the quarterly period ended September 30, 2005, we received total financing income of $354,716, of which $328,383 came from our premium financing contracts and $26,333 came from equipment financing. During the quarterly period ended September 30, 2004, these amounts were $340,158; $304,873; and $35,285, respectively.

          These increases in revenue are entirely due to increased gross sales of insurance premium financing contracts in the third quarter of 2005, as compared to the third quarter of 2004. The agents for whom we offer insurance premium financing had increased sales in the 2005 period, and this increase resulted in more insurance premium financing business for us.

          Financing expenses during the quarterly periods ended September 30, 2005, and September 30, 2004, were $120,659 and $101,876, respectively. Selling, general and administrative expenses were $65,726 during the September 30, 2005, quarter, and $52,935 in the year-ago period.

          Our income before tax provisions totaled $168,331 in the quarterly period ended September 30, 2005, as compared to $186,017 in the September 30, 2004, quarter. After provision for income taxes of $65,781 and $86,830, our net income during the September 30, 2005, and 2004, periods was $102,550, and $99,187, respectively.

          Nine Months Ended September 30, 2005, and 2004.
          -----------------------------------------------

          In the nine months ended September 30, 2005, we received total financing income of $1,089,714, of which $1,009,209 came from our premium financing contracts and $80,505 came from equipment financing. During the nine months ended September 30, 2004, these amounts were $999,963; $930,096; and $69,867, respectively. As with the quarterly increases in revenue, the revenue increases during the nine month period were due to increased gross sales in our insurance premium financing operations.

          Financing expenses during the nine months ended September 30, 2005, and September 30, 2004, were $335,822 and $280,759, respectively. Selling, general and administrative expenses were $180,292 during the September 30, 2005, nine months ended, and $155,112 in the year-ago period.

          Our income before tax provisions totaled $573,611 in the nine months ended September 30, 2005, as compared to $566,313 in the September 30, 2004, period. After provision for income taxes of $232,744 and $241,160, our net income during the September 30, 2005, and 2004, nine months ended was $340,867, and $325,153, respectively.

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

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of September 30, 2005, were $11,960,270. We believe that our current assets will be sufficient to allow us to operate for the next 12 months. However, we depend heavily on our line of credit with First Bank of St. Louis to fund our insurance premium financing loans. As of September 30, 2005, our payable on the line of credit was $5,192,654. If we were to lose this line of credit for any reason, our ability to fund these loans would be significantly impaired and our income would be reduced.

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

Item 3. Controls and Procedures.
----------------------------------

          As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 5.   Other Information.
----------------------------

          On October 10, 2005, Birch Financial, Inc., a Nevada corporation (the "Company"); Landscape Contractors Insurance Services, Inc., a California corporation ("LCIS"); and LCIS' wholly-owned subsidiary, LCIS Acquisition Corp., a Nevada corporation (the "Merger Subsidiary"), entered into an Agreement and Plan of Merger under which the Merger Subsidiary is to be merged with and into the Company, with the Company being the surviving corporation (the "Plan"). Upon the completion of the merger contemplated by the Plan, the Company will become a wholly-owned subsidiary of LCIS, and each of the Company's stockholders will receive 7.32 shares of LCIS common stock in exchange for each share of the Company's common stock.

          The Plan has been authorized by the Boards of Directors of the Company and LCIS and by Golden Oak Cooperative Association, a California corporation that is the owner of approximately 52% of the Company's issued and outstanding shares of common stock ("Golden Oak"). On October 11, 2005, the Company filed with the Securities and Exchange Commission a preliminary information statement on Schedule 14C, disclosing the terms of the merger.
The merger is scheduled to close 21 days after the date of mailing of a definitive information statement to the Company's stockholders.

          Golden Oak and the Company's Board of Directors have also authorized a reverse split of the Company's outstanding shares of common stock on a 100,001-for-one basis, such that stockholders owning less than 100,001 shares of common stock will have their shares canceled and converted into the right to receive consideration of $0.27 per share. The merger is to be completed immediately after the completion of the reverse stock split, which is also fully discussed in the Company's preliminary information statement.

          The purpose of the merger and the reverse stock split are to allow Birch to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended, and to become a "private company." The Company's Board of Directors believes that going private will save the Company the expenses of complying with the provisions of applicable federal securities laws, rules and regulations, which are estimated at approximately $72,000 annually. It will also permit the holders of less than 100,001 shares of the Company's common stock to receive a premium for their shares relative to the historical market price of the common stock.

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

                                      BIRCH FINANCIAL, INC.


Date: 11/08/05                           /s/Nelson L. Colvin
     -------------                      --------------------
                                        Nelson L. Colvin
                                        President


Date: 11/08/05                           /s/ Barry L. Cohen
      -------------                     -------------------
                                        Barry L. Cohen
                                        Chairman of the Board of Directors


Date: 11/08/05                           /s/ Keith L. Walton
      -------------                     --------------------
                                        Keith L. Walton
                                        Vice President, Secretary/Treasurer
                                        and Director


Date: 11/08/05                           /s/ Ronald H. Dietz
      -------------                     --------------------
                                        Ronald H. Dietz
                                        Director


Date: 11/08/05                           /s/ Lebo Newman
      -------------                     ----------------
                                        Lebo Newman
                                        Director